Form 10-Q
period 2014-06-30
LONGBAU GROUP INC
filed 2014-09-08
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-194583

LONGBAU GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5011565
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

15/B—15/F Cheuk Nang Plaza

250 Hennessy Road, Hong Kong

(Address of principal executive offices)

+852 58059452

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒ No  ☐

As of August 31, 2014, there are a total of 30,000,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import refer to Longbau Group, Inc. and its subsidiary.

References to Hong Kong refer to Hong Kong, Republic of China.

Our business is conducted in Hong Kong using the Hong Kong Dollar (HKD), the currency of Hong Kong, and our financial statements are presented in United States dollars (“USD” or “$”).  In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.   These dollar references are based on the exchange rate of HKD to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGBAU GROUP, INC.

Consolidated Financial Statements

As of June 30, 2014 and for the Six Months Ended June 30, 2014

(Unaudited)

1

Longbau Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalent	$134,833	$-
Accounts receivable	24,000	-
Prepaid expenses	150	-
Total Current Assets	158,983	-

Property and equipment, net of accumulated depreciation of $0 and $0, respectively	3,555	-

Total Assets	$162,538	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$3,644	$89
Accounts payable and accrued liabilities - related party	6,000	-

Total Liabilities	9,644	89

Stockholders’ Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 and 0 shares issued and outstanding, respectively	300	-
Additional paid-in capital	149,700	-
Retained earnings	2,894	(89)

Total Stockholders’ Equity (Deficit)	152,894	(89)

Total Liabilities and Stockholders’ Equity (Deficit)	$162,538	$-

The accompanying notes are an integral part of these financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenues	$24,000	$30,500

Operating expenses:
General and administrative expenses	18,270	27,540
Total Operating Expenses	18,270	27,540

Other incomes:
Interest income	23	23
Net Income	$5,753	$2,983

Net income per common share – basic and diluted	$0.00	$0.00
Weighted average common shares outstanding – basic and diluted	30,000,000	20,833,333

The accompanying notes are an integral part of these financial statements.

Longbau Group, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

Six Months Ended
June 30, 2014
Cash flows from operating activities
Net income	$2,983
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(24,000)
Prepaid expenses	(150)
Accounts payable and accrued liabilities - related party	6,000
Net cash used in operating activities	(15,167)

Cash flows from financing activities
Proceeds from issuance of stock	150,000
Net cash provided by financing activities	150,000

Net increase in cash	134,833

Cash - beginning of period	-

Cash - end of period	$134,833

Supplementary cash flows information:
Interest paid	$-
Income taxes paid	$-

Non-cash investing and financing transactions:
Purchase of property and equipment funded by accounts payable	$3,555

The accompanying notes are an integral part of these financial statements.

Longbau Group, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Continuance of Operations

Longbau Group, Inc. (the “Company”) was incorporated in the State of Delaware on December 23, 2013. The Company owns 100% of Longbau Group Limited, which was incorporated in Hong Kong on February 14, 2014.

The Company is focusing its business on consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery activities, preneed funeral activities, preneed funeral and cemetery, burial vaults, cemetery property, and cemetery property revenue. The Company plans to sell death care products and services in Hong Kong and China.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained elsewhere in the Registration Statement on Form S-1 filed with the SEC on March 14, 2014.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Equivalent

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

d)	Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from 3 to 5 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally 3 years. Repairs and maintenance are charged to expense as incurred.

e)	Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)	Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

g)	Stock-based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense.

h)	Earnings Per Common Share

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. There were no potentially dilutive securities outstanding for the periods ended June 30, 2014.

i)	Subsequent Events

The Company’s management reviewed all material events from June 30, 2014 through the issuance date of these financial statements for disclosure consideration.

j)	New Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations financial position, or cash flows of the Company.

4.	Property and Equipment

The Company purchased some office equipment in June 2014 for 3,555. The Company has not recorded any depreciation expense as of June 30, 2014.

5.	Related Party Transactions

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. As of June 30, 2014, the Company had paid $21,000 to the shareholders and accrued $6,000 payable to these shareholders.

6.	Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. On February 15, 2014, the Company issued 30 million shares at $0.005 per share for cash of $150,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a start-up company actively pursuing a business plan. We do not have significant revenues. We have minimal assets and have incurred losses since inception. We sell death care management consultant services through Longbau Hong Kong, our operating subsidiary in Hong Kong, to public consumers across Hong Kong.

We will be providing a variety of death care management consultancy services. We consult on the purchase of cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. In addition, the Company specializes in the consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery activities, preneed funeral activities, preneed funeral and cemetery, burial vaults, cemetery property, and cemetery property revenue.

Going Concern

The Company started to generate revenues recently. As of today, the Company has no recurring sources of revenues. Our operation is dependent on the funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the three months and six months ended June 30, 2014

Revenues. For the three and six months ended June 30, 2014, we had revenues of $24,000 and $30,500, respectively. We started to generate revenue this year and currently we have two active death care consulting contracts with monthly revenue of $3,000 and $5,000.

General and administrative expenses. For the three and six months ended June 30, 2014, we had general and administrative expenses of $18,270 and $27,540, respectively. In 2014, we started to have operations and incurred operating expenses for the business.

Net income. For three and six months ended June 30, 2014, our net income was $5,753 and $2,983, respectively. We started to generate operating revenues and as the result we have net income for the periods then ended.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from the sale of 30,000,000 shares of our common stock which was used to fund our operations. As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

As of June 30, 2014, we had cash on hand of $134,833.

We used $15,167 of cash in our operations for the six months ended June 30, 2014.

We raised $150,000 by selling 30,000,000 shares during the the six months ended June 30, 2014.

We plan to fund our operations from loans from our major shareholders and plan to raise equity capital by offering shares of our common stock to investors.

Although the Company believes its revenues from operations will eliminate the need to raise additional funding to expand its business operations over the next 12 months, there is no guarantee additional funding will not be required. If financing is needed and we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operating expenses for 2014 is as follows:

Salaries and benefits	$72,000
Marketing	2,000
Management overhead	2,000
Professional fees	100,000
Offering expenses	72,002
Total	$248,002

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our major shareholders or directors and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders and may include liquidation or other preferences that adversely affect your right as a stockholder. The Company may obtain financing by issuing debt which may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain such additional financing is needed and if we cannot receive such financing we may be forced to suspend or cease operations.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Recent Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;

3)	ineffective controls over period end financial disclosure and reporting processes; and

4)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*The certification attached as Exhibits 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2014	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2014	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

