Form 10-Q
period 2014-09-30
LONGBAU GROUP INC
filed 2014-11-14
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

As of October 31, 2014, there are a total of 30,000,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGBAU GROUP, INC.

Consolidated Financial Statements

As of September 30, 2014 and for the Nine Months Ended September 30, 2014

(Unaudited)

1

Longbau Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$115,416	$-
Accounts receivable	48,000	-
Total current assets	163,416	-

Property and equipment, net of accumulated depreciation of $315 and $0, respectively	3,240	-

Total assets	$166,656	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$55,915	$89
Accounts payable and accrued liabilities-related parties	18,000	-

Total liabilities	73,915	89

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 and 0 shares issued and outstanding, respectively	300	-
Additional paid-in capital	149,700	-
Accumulated deficit	(54,998)	(89)
Other comprehensive loss	(2,261)	-

Total stockholders’ equity (deficit)	92,741	(89)

Total liabilities and stockholders’ equity (deficit)	$166,656	$-

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenues	$24,000	$54,500

Operating expenses:
General and administrative expenses	45,189	109,387
Total operating expenses	45,189	109,387

Loss from operations	(21,189)	(54,887)

Other expense:
Other expense	(45)	(22)

Net loss	(21,234)	(54,909)

Other comprehensive loss:

Foreign currency translation loss	(2,261)	(2,261)

Comprehensive loss	$(23,495)	$(57,170)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	30,000,000	23,933,824

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

Nine Months Ended
September 30, 2014
Cash flows from operating activities
Net loss	$(54,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	315
Changes in operating assets and liabilities:
Accounts receivable	(48,000)
Accounts payable and accrued liabilities	55,832
Accounts payable and accrued liabilities-related parties	18,000
Net cash used in operating activities	(28,762)

Cash flows from investing activities
Cash paid for purchases of property and equipment	(3,555)
Net cash used in investing activities	(3,555)

Cash flows from financing activities
Proceeds from issuance of stock	150,000
Net cash provided by financing activities	150,000

Effect of exchange rate changes on cash and cash equivalents	(2,267)

Net increase in cash	115,416

Cash and cash equivalents - beginning of period	-

Cash and cash equivalents - end of period	$115,416

Supplementary cash flows information:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Continuance of Operations

Longbau Group, Inc. (the “Company”) was incorporated in the State of Delaware on December 23, 2013. The Company owns 100% of Longbau Group Limited, which was incorporated in Hong Kong on February 14, 2014. The Company is focusing its business on consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery activities, preneed funeral activities, preneed funeral and cemetery, burial vaults, cemetery property, and cemetery property revenue. The Company plans to sell death care products and services in Hong Kong, Taiwan and China.

In September 2014, the Company established Longbau Management Consulting LLC (“Longbau Taiwan”) in Taiwan to provide death care consulting service and sell death care products in Taiwan. Longbau Taiwan is 100% owned by Longbau Group Limited.

Going Concern

The Company started to generate revenues recently. As of September 30, 2014, the Company has limited recurring sources of revenues. Our operation is dependent on the funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longbau Group, Inc and its wholly-owned subsidiaries, Longbau Group Limited and Longbau Taiwan. All significant intercompany transactions and balances were eliminated in consolidation.

d)	Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (“OCI”).

e)	Cash and Equivalent

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

f)	Property and Equipment

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

g)	Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

h)	Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

i)	Stock-based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense.

j)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. There were no potentially dilutive securities outstanding for the periods ended September 30, 2014.

k)	Subsequent Events

The Company’s management reviewed all material events from September 30, 2014 through the issuance date of these financial statements for disclosure consideration.

l)	New Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations financial position, or cash flows of the Company.

4.	Property and Equipment

The Company purchased some office equipment in September 2014 for $3,555. The Company recorded depreciation expense of $315 for the nine months ended September 30, 2014.

5.	Related Party Transactions

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. As of September 30, 2014, the Company had paid $27,000 to the shareholders and accrued $18,000 payable to these shareholders.

6.	Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. On February 15, 2014, the Company issued 30,000,000 shares at $0.005 per share for cash of $150,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a start-up company actively pursuing a business plan. We do not have significant revenues. We have minimal assets and have incurred losses since inception. We sell death care management consultant services through Longbau Group Limited (“Longbau Hong Kong”), our operating subsidiary in Hong Kong, to public consumers across Hong Kong. In September 2014, we established another subsidiary in Taiwan, Longbau management consulting LLC (“Longbau Taiwan”), to provide death care consulting service and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

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

Going Concern

The Company started to generate revenues recently. As of today, the Company has limited recurring sources of revenues. Our operation is dependent on the funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the three months and nine months ended September 30, 2014

Revenues. For the three and nine months ended September 30, 2014, we had revenues of $24,000 and $54,500, respectively. We started to generate revenue this year and currently we have two active death care consulting contracts with monthly revenue of $3,000 and $5,000.

General and administrative expenses. For the three and nine months ended September 30, 2014, we had general and administrative expenses of $45,189 and $109,387, respectively. In 2014, we started operations and incurred operating expenses for the business.

Net loss. For the three and nine months ended September 30, 2014, our net loss were $21,234 and $54,909, respectively, which is resulted from the combination of limited consulting revenue and professional service fees.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from the sale of 30,000,000 shares of our common stock which was used to fund our operations. As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

As of September 30, 2014, we had cash on hand of $115,416.

We used $28,762 of cash in our operations for the nine months ended September 30, 2014.

We raised $150,000 by selling 30,000,000 shares during the nine months ended September 30, 2014.

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

The estimated budget of our operating expenses for 2014 is as follows:

Salaries and benefits	$72,000
Marketing	1,000
Management overhead	1,000
Professional fees	100,000
Offering expenses	25,000
Total	$176,500

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2014	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2014	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

