Form 10-K
period 2014-12-31
LONGBAU GROUP INC
filed 2015-03-31
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to __________

Commission File Number 333-194583

LONGBAU GROUP, INC.
(Name of Registrant in its Charter)

Delaware	46-5011565
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

15/B—15/F Cheuk Nang Plaza 250 Hennessy Road, Hong Kong
(Address of Principal Executive Offices)

+ 00886 08 7621913

(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge, in definitive proxy or information  statements incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2014, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $82,000 based upon the latest known sale price on June 30, 2014 of $0.005 per share.

As of March 31, 2015, there were 30,000,000 shares of common stock issued and outstanding.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

This report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) the regulation to which we are subject, (c) anticipated trends in our industry and (d) our needs for working capital.

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

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import refer to Longbau Group, Inc. and its subsidiaries.

References to Hong Kong refer to Hong Kong, Republic of China.

References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Hong Kong using the Hong Kong Dollar (HKD), the currency of Hong Kong, in Taiwan using NT$, the currency of Taiwan, and our financial statements are presented in United States dollars (“USD” or “$”).   In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.   These dollar references are based on the exchange rate of NT$ to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

ITEM 1.       BUSINESS

General Description of Business

We are a start-up company actively pursuing a business plan focusing on management consulting services. The Company and its affiliates have no plans or intentions to engage in a merger or acquisition with an unidentified company or person, once it becomes reporting company, to be used as a vehicle for a private company to become a reporting company. We are actively pursuing consulting contracts and have begun providing services to customers in Hong Kong and Taiwan in 2014. We intend to utilize a combination of various marketing channels, including, without limitation, telephone sales, in and out of Hong Kong and Taiwan, third-party sales agents, ecommerce, and corporate strategic partnerships and alliances. Our goal is to establish an international brand on death care management consulting services with high quality and name recognition.

Currently, the Company is actively pursuing entering consultancy contracts with small death care service providers in Hong Kong and Taiwan. In 2015, the Company plans to expand its scope of customers to include medium-size and large enterprises.

We will be marketing death care management consulting services in one package to our customers. We believe that the innovation and timely introduction of our new service is essential to attract customers. As we are still at our early start-up stage, we are still developing our information systems.

Longbau Group Limited Hong Kong

As a holding company with no business other than holding equity interest of our operating subsidiary in Hong Kong, we will rely principally on dividends to be paid by Longbau Hong Kong.

Longbau Management Consulting Taiwan

In September 2014, we established another subsidiary in Taiwan, Longbau Management Consulting LLC

(“Longbau Taiwan”), to provide death care consulting services and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

Company Structure

Longbau was incorporated on December 23, 2013 under the laws of the state of Delaware. Our executive office is located in Hong Kong, of China. Our telephone number is +852 58059452.

Our wholly owned subsidiary, Longbau Group Limited (“Longbau Hong Kong”) was founded on February 14, 2014 in Hong Kong, of China. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting services and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

On February 24, 2014, the Company issued 30,000,000 shares of its common stock to several non U.S. investors in consideration for their cash investment of $150,000 in the Company. The investment amount of $150,000 has been contributed into the Company’s wholly-owned subsidiary Longbau Hong Kong on February 24, 2014 as capital contributions. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

The following flow chart illustrates our Company’s organizational structure:

Industry and Market Overview

China is the only country in the world with more than 200 million elderly people and consequently is the biggest old age market. The government estimates that the rate of population aging in cities and towns of China would reach 60% in 2020, which indicates the demands for funeral industry services is likely to increase.

We estimate that current China death care market size is around $10.3 billion and the average spending per death is around $1,100. The better the economy, the more spending in death care. China death care sector mainly included three subsectors: 1) manufacturing and marketing of funeral merchandise, 2) funeral services, 3) marketing and management of cemeteries.

Funeral merchandise is a fully opened market and is subject to fierce competition. Crematorium is mainly run by government held entity. Approximately 50% of cemeteries are for-profit businesses and 50% are non-profit businesses.

The leading death care companies in Hong Kong include Sino-Life Group Limited, Anxian Yuan China Holdings Limited, and SAGE International group limited.

Competitive Strengths

We believe that we are well-positioned to capitalize on the death care industry as a result of the following competitive strengths:

High-quality services

To ensure the high quality of our death care management consulting services, we have trained our staff to provide professional and personalized services. Utilizing our experience and expertise we will strive to help families and friends of the deceased get through the hardest time of their lives.

We are planning to approach candidates who have experience in death care industry to join our team. Once these people are formally recruited, we are going to have systematic training over our associates. We are aiming to have our associates well-trained and capable of offering professional and personalized services to our customers. We will invest considerable capital and human resources in providing comprehensive associate training.

Multiple marketing channels

We expect to derive revenues in multiple channels, including, without limitation, telephone sales, in and out of Hong Kong, third-party sales agents, ecommerce, and corporate strategic partnerships and alliances.

We are currently also approaching candidates who are specialized in marketing of death care industry and we will invest related capital and human resources in building our marketing team.

We expect that with our commitment to high-quality services, combined with our multiple marketing channels, Longbau will gradually grow into a well known brand in death care industry in the future and eventually tap its way to mainland China and other Asian countries.

Our Growth Strategy

In 2014, our plan was to seek consultancy contracts with small death care service providers in Hong Kong and Taiwan. In 2015, we plan on expanding our client base to midsize and large death care service providers in Hong Kong. We expect to provide consulting services to some companies in the death care industry to improve their operation performance. Additionally, we would like to cooperate with funeral services companies. In the future, it is expected that Longbau could promote the death care services to mainland China. Given mainland China is the biggest old age market, we intend to cooperate with large companies and provide consulting services to small companies in death care industry.

Services

Management Consulting Services

Traditionally, funeral owners selling death care services overlook the quality of corporate management. Our executive officers have extensive professional management experience and can solve our clients’ corporate management issues and provide the customer better a better experience using our experience in financial management, sales management, administration, and quality management. The Company’s services will be sold to independent death care service providers through in person contact, telephone calls, and through the internet. There are no current plans to sell services through brick and mortar storefronts. The Company will enter into consultant contracts with these service providers for negotiated fees.

Research and Development Expenditures

We currently do not have any full-time research and development team.

Employees

We currently have 3 employees to whom we are paying salaries. Depending on the business needs, we intend to recruit some additional full-time employees in the future. All of the Company’s employees are employed by the Company’s subsidiary Longbau Hong Kong.

Stock Option Plan

As of December 31, 2014, we do not have any stock option plans.

Properties

Our business office is located at 15/B—15/F Cheuk Nang Plaza 250 Hennessy Road, Hong Kong of China. Our telephone number is +852 58059452. We are paying a monthly rent of $100 for our office. Our offices occupy approximately 54 square feet. The term of the lease is 1 year, commencing from February 2014 to February 2015.

Subsidiaries

Longbau Hong Kong is a wholly owned subsidiary of Longbau Group, Inc. and Longbau Taiwan is a wholly owned subsidiary of Longbau Hong Kong.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Regulation

The Company needs to comply with Regulations on Funeral and Interment Control of the People's Republic of China and Public Health and Municipal Service Ordinance of Hong Kong.

Any management consulting relating to construction of funeral homes, funeral service stations, cinerary halls and cemeteries shall be subject to examination and approval of related departments of the governments. Handling of mortal remains and conducting of funeral activities shall observe the provisions of the regulations.

Any management consulting relating to cemeteries, funeral halls and funeral services shall apply to the applicable regulations of Mainland China and Hong Kong. Those funeral and interment service personnel shall obey the provisions as well. Additional or more regulations of funeral industry of Mainland China and Hong Kong may be considered from time to time.

We shall also comply with Funeral and Interment Laws of Taiwan, which mainly consist of the regulations of funeral services, management measures and penalty provisions of funeral home and regulations relating to equipment and land limitations of funeral home and crematoria.

ITEM 1A   RISK FACTORS

As a start-up company, we believe that the following risk factors are the most significant for our business:

•	We lack an operating history and have not generated significant revenues or any profit to date. We may require additional funds to continue our business plan or even our operations at all;

•	Unfavorable publicity or consumer perception of our death care products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.

•	The funeral home and cemetery industry continues to be increasingly competitive.

See “RISK FACTORS” for a discussion of the above factors and certain additional factors that should be considered in evaluating an investment in our common stock

RISK FACTORS

Before purchasing any of the shares of our common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the death care management consulting services industry may not provide a meaningful basis for evaluating our business. We entered into the death care management consulting service industry in December 2013. We cannot guaranty that we will achieve profitability or that we will not continue to incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to sustain and expansion our business;

•	attract additional customers and increase spending per customer;

•	expand our service offerings and maintain the high quality of our services;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	implement our services development, marketing, and sales, and adapt and modify them as needed;

•	anticipate and adapt to changing conditions in the death care industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

We have incurred losses since inception and may continue to incur losses.

Since inception we have incurred a gross loss from operations of $110,694 and we may continue to incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis. We currently have three employees, and our operation is expanding. We generated some revenues during the year ended December 31, 2014, and expect to generate more revenue in 2015 from consultancy services.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

We are currently selling services in Hong Kong through Longbau Hong Kong, our operating company in Hong Kong, to small death care companies across Hong Kong, and we intend to expand business operations by distributing and exporting our consultancy services in 2015 through a variety of marketing channels. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. We anticipate continued growth in the future through internal expansion as well as external strategic partnerships or alliances. Our expansion will place substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

There is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such we may have to cease operations and you could lose your investment.

Our expenses exceed our working capital available, if we are unable to secure additional sources of funding, our ability to continue is a going concern and you could lose your investment.

As of December 31, 2014, we have $29,730 in working capital available. We raised $150,000 from the sale of 30,000,000 shares of our common stock on February 24, 2014 which is being used to fund our operations.

The funeral home and cemetery industry continues to be increasingly competitive.

In Asia, the funeral home and cemetery industry is characterized by a large number of locally-owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive services at competitive prices. In addition, we must market the Company in such a manner as to distinguish us from our competitors. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.

Unfavorable publicity could affect our reputation and business.

Since our operations relate to life events involving emotional stress for our client families, our business is dependent on consumer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and consumers’ trust and confidence in our services, thereby having an adverse impact upon our sales and financial results as well as the price of our common stock.

If the number of deaths in our markets declines, our cash flows and revenues may decrease.

If the number of deaths declines, the number of funeral services and interments performed by us could decrease and our financial condition, results of operations, and cash flows could be materially adversely affected.

If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. We may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.

If we cannot explore various marketing channels for our products and services profitably, our planned future growth will be impeded, which would adversely affect sales.

Our growth is dependent on increases in sales through our successful exploration of a variety of marketing channels. Our ability to timely expand our market share through a combination of marketing channels, including our consultancy services depends in part on the following factors: the availability of such channels; the ability to negotiate acceptable terms with third party service providers; the ability to identify customer demand in different geographic areas; the hiring, training and retention of competent sales personnel; the effective management of inventory to meet the needs of increased orders on a timely basis; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond our control.

Delays or failures in utilizing these marketing channels, or achieving lower than expected sales through such marketing channels, could materially adversely affect our growth and profitability.

Our future success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon (i) the continuing services of our current senior management team and (ii) the recruitment of other key personnel, in particular the Chief Executive Officer and the Chief Marketing Officer. If we fail to recruit the key personnel, or one or more of our senior management team, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in Hong Kong, we do not have insurance coverage for the loss of our senior management team or other key personnel.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information and key professionals and staff members. Each of our current employees has entered into an employment agreement as well as confidentiality agreement, with Longbau Hong Kong. See “Management—Employment Agreements” for a more detailed description of the key terms of these employment agreements. If any disputes arise between any of our senior executives or key personnel and us, we cannot assure you of the extent to which any of these agreements may be enforced.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

After this Registration Statement is declared effective by the SEC, we will be subject to reporting obligations under U.S. securities laws. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission, every public company is required to include a management report on the company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending on December 31, 2015.

There is no assurance that we will be able to maintain effective internal controls over financial reporting in the future. If we fail to do so, we may not be able to produce reliable financial reports and prevent fraud. Moreover, if we were not able to conclude that we have effective internal controls over financial reporting, investors may lose confidence in the reliability of our financial statements, which would negatively impact the trading price of our shares. Our reporting obligations as a public company, including our efforts to comply with Section 404 of the Sarbanes-Oxley Act, will continue to place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Our network and communications systems are dependent on third-party providers and are vulnerable to system interruption and damage, which could limit our ability to operate our business and could have a material adverse effect on our business, financial condition or results of operations.

We intend to expand sales of our services through a variety of marketing channels, among which include telephone sales, in and eventually out of Hong Kong, third-party sales agents, ecommerce, and corporate strategic partnerships and alliances. Our systems and operations and those of our third-party Internet and telecommunication service providers, are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic breaches, sabotage, human error and similar events. Any of these events could lead to system interruptions, processing and order fulfillment delays, and loss of critical data for us, our suppliers, or our Internet service providers, and could prevent us from processing customer purchases. Any significant interruption in the availability or functionality of our website or our customer processing, distribution, or communications systems, for any reason, could seriously harm our business, financial condition, and operating results. The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We may require additional funds to continue our business plan.

Our business plan and growth strategy call for ongoing expenses in connection with the distribution of our death care services. We have generated some revenue from operations to date. As of December 31, 2014, we had $106,863 cash on hand and we have accumulated a deficit of $110,694. Our projected cash outflow per month for 2015 is approximately $24,000 because we expect our business to grow.

Although the Company believes it will not need to raise additional funding to expand its business operations over the next 12 months, there is no guarantee additional funding will not be required. If financing is needed and we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operation expenses for 2015 is as follows:

Salaries and benefits	$100,000
Marketing	8,000
Management overhead	7,000
Professional fees	200,000
Offering expenses	40,000
Total	$355,000

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our major shareholders or directors and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders and may include liquidation or other preferences that adversely affect your right as a stockholder. The Company may obtain financing by issuing debt which may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain such additional financing if needed and if we cannot receive such financing we may be forced to suspend or cease operations.

General economic conditions, including a prolonged weakness in the economy, may affect consumer purchases, which could adversely affect our sales.

Due to the nature of our products and services, our sales results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; taxes; general political conditions, both domestic and abroad. Consumer product purchases, including purchases of our services, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business and our revenues and profits.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment.

We are an Emerging Growth Company as defined under the Jumpstart Our Business Startups Act.

An “emerging growth company” is an issuer whose initial public offering was or will be completed after December 8, 2011, and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer’s EGC status terminates on the earliest of:

•	The last day of the first fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more;

•	The last day of the fiscal year of the issuer following the fifth anniversary of the date of the issuer’s initial public offering;

•	The date on which such issuer has issued more than $1 billion in non-convertible debt securities during the prior three-year period determined on a rolling basis; or

•	The date on which the issuer is deemed to be a “large accelerated filer” under the Exchange Act, which means, among other things, that it has a public float in excess of $700 million.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required, as with smaller reporting companies, to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

In addition to qualifying as an emerging growth company, we also currently qualify as a Smaller Reporting Issuer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Rule 12b-2 defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $ 75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

As long as we remain a Smaller Reporting Company, we may take advantage of certain scaled or reduced disclosure requirements, some of which are the same as the reduced disclosure requirements applicable to an Emerging Growth Company.  In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to take advantage of the scaled disclosure requirements applicable to a Smaller Reporting Company.

Risks Related to Doing Business in Hong Kong

Our operations and financial results could be severely harmed by natural disasters.

Our executive office is located in Hong Kong, which is susceptible to earthquakes. Hong Kong is also exposed to typhoons and tsunamis. If a major earthquake, typhoon, tsunami or other natural disaster were to affect the operations of our suppliers and manufacturers, our sales and delivery of products to our customers could be interrupted or delayed. As a result, our normal business operations could be severely disrupted and our financial condition and results of operations could be adversely affected.

Our primary operation is located in Hong Kong, and because the rights of shareholders under Hong Kong law differ from those under U.S. law, you may have difficulty protecting your shareholder rights.

We conduct all of our business operations through our operating entity in Hong Kong (and its Taiwanese subsidiary), whose corporate affairs are governed by its Articles of Incorporation and by the laws governing corporations incorporated in Hong Kong. The rights of shareholders and the responsibilities of management and the members of the board of directors under Hong Kong law are different from those applicable to a corporation incorporated in the United States. For example, directors and controlling shareholders of Hong Kong companies do not owe fiduciary duties to minority shareholders. With respect to a limited liability company or a company limited by shares, directors, rather than management, are responsible to manage the company and subject to the duty of loyalty and duty of care. However, in case of personal gains resulted from violation by the directors of their duties under the preceding sentence, the shareholders may, within a year of such gains and through their resolutions, treat such gains as company’s gains, and the directors shall not be held liable any more under such circumstances. The management shall conduct business of the company in strict compliance with its rights and authorization as set forth in the related corporate charter documents as well as employment contracts. Therefore, public shareholders of Hong Kong companies may have more difficulty in protecting their interest in connection with actions taken by management or members of the board of directors than they would as public shareholders of a U.S. corporation.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non-U.S. resident directors and senior officers.

All of our directors and senior officers are non-residents of the United States. Consequently, it may be difficult for investors to effect service of process on any of them in the United States and to enforce judgments obtained in United States courts against them based on the civil liability provisions of the United States securities laws. Since all our assets are located in Hong Kong and Taiwan it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

ITEM 1B        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our business office is located at 15/B—15/F Cheuk Nang Plaza 250 Hennessy Road, Hong Kong of China. Our telephone number is +852 58059452. We are paying a monthly rent of $100 for our office. Our offices occupy approximately 54 square feet. The term of the lease is 1 year, commencing from February 2014 to February 2015.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “LNGB” since March 25, 2015.

(b) Shareholders

On March 15, 2015, there were approximately 51 holders of record of our common stock.

(c)  Dividends

The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

No securities are authorized for issuance by the Company under equity compensation plans.

(e)  Performance Graph

Not applicable.

(f)  Sale of Unregistered Securities

None.

5(b) Use of Proceeds

Not applicable.

 5(c) Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the year ended December 31, 2014.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a startup company actively pursuing a business plan. We do not have significant revenues yet. We have some minimal assets and have incurred losses since inception. We sell death care management consultant services through Longbau Hong Kong, our operating company in Hong Kong, to public consumers across Hong Kong. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

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

Going Concern

The Company started to generate revenues recently. As of December 31, 2014, the Company has limited recurring sources of revenue and has accumulated loss of $110,694 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the period from December 23, 2013 (inception) to December 31, 2013

The Company was incorporated on December 23, 2103. From the period from December 23, 2013 (inception) to December 31, 2013, we had both revenue and cost of revenue of $0 and incurred general and administrative expenses of $89.

For the year ended December 31, 2014

Revenues. For the year ended December 31, 2014, we generated revenues of $81,866. In 2014, we entered into two death care consulting contracts which provide monthly revenues of approximately $8,000.

General and administrative expenses. For the year ended December 31, 2014, we had general and administrative expenses of $191,872. The general and administrative expenses were mainly consisted of professional fees and salary expenses.

Net loss. For the year ended December 31, 2014, we had net loss of $110,605, which resulted from the combination of limited consulting revenues and professional service fees.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from selling 30,000,000 shares of our common stock which is being used to fund our operations. As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

As of December 31, 2014, we had cash on hand of $106,863.

For the year ended December 31, 2014, we used $32,815 of cash in our operations, and $3,555 of cash for investing in fixed assets. In February 2014, we raised $150,000 from issuance of 30,000,000 common shares for cash.

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

The estimated budget of our operation expenses for 2015 is as follows:

Salaries and benefits	$100,000
Marketing	8,000
Management overhead	7,000
Professional fees	200,000
Offering expenses	40,000
Total	$355,000

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

Recent Accounting Pronouncements

We do not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Longbau Group, Inc.
Hong Kong

We have audited the accompanying consolidated balance sheets of Longbau Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations and other comprehensive loss, stockholders’ deficit and cash flows for the year then ended December 31, 2014 and for the period from December 23, 2013 (Inception) to December 31, 2013. Longbau Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longbau Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year then ended December 31, 2014 and for the period from December 23, 2013 (Inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Longbau Group, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Longbau Group, Inc. has suffered recurring losses from operations and has limited recurring source of revenues that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2015

F-1

Longbau Group, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$106,863	$-
Accounts receivable	72,000	-
Prepaid expenses	104	-

Total current assets	178,967	-

Property and equipment, net of accumulated depreciation of $614 and $0, respectively	2,941	-

Total assets	$181,908	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$113,237	$89
Accounts payable and accrued liabilities - related parties	36,126	-

Total liabilities	149,363	89

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 and 0 shares issued and outstanding, respectively	300	-
Additional paid-in capital	149,700	-
Accumulated deficit	(110,694)	(89)
Other comprehensive loss	(6,761)	-

Total stockholders’ equity (deficit)	32,545	(89)

Total liabilities and stockholders’ equity (deficit)	$181,908	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-2

Longbau Group, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

For the year ended December 31, 2014 and for the period from

December 23, 2013 (Inception) to December 31, 2013

	2014	2013
Revenues	$81,866	$-

Operating expenses:
General and administrative expenses	(191,872)	(89)
Depreciation and amortization expenses	(614)	-
Total operating expenses	(192,486)	(89)

Loss from operations	(110,620)	(89)

Other income:
Other income	15	-

Net loss	(110,605)	(89)

Other comprehensive loss:
Foreign currency translation loss	(6,761)	-

Comprehensive loss	$(117,366)	$(89)

Loss per common share - basic and diluted	$(0.00)	$-
Weighted average common shares outstanding - basic and diluted	25,479,452	-

The accompanying notes are an integral part of these consolidated financial statements.

F-3

Longbau Group, Inc.

Statement of Stockholders’ Deficit

For the period from December 23, 2013 (Inception) to December 31, 2014

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par	Capital	Deficit	Loss	Total

Balance at December 23, 2013	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(89)	-	(89)

Balance at December 31, 2013	-	$-	$-	$(89)	$-	$(89)

Issuance of common stock for cash	30,000,000	300	149,700	-	-	150,000
Net loss	-	-	-	(110,605)	-	(110,605)
Foreign currency translation adjustment	-	-	-	-	(6,761)	(6,761)

Balance at December 31, 2014	30,000,000	$300	$149,700	$(110,694)	$(6,761)	$32,545

The accompanying notes are an integral part of these financial statements.

F-4

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the year ended December 31, 2014 and for the period from

December 23, 2013 (Inception) to December 31, 2013

	2014	2013
Cash flows from operating activities
Net loss	$(110,605)	$(89)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	614	-
Changes in operating assets and liabilities:
Accounts receivable	(72,000)	-
Prepaid expenses	(104)	-
Accounts payable and accrued liabilities	113,148	89
Accounts payable and accrued liabilities - related parties	36,132	-
Net cash used in operating activities	(32,815)	-

Cash flows from investing activities
Cash paid for purchases of property and equipment	(3,555)	-
Net cash used in investing activities	(3,555)	-

Cash flows from financing activities
Proceeds from issuance of common stock for cash	150,000	-
Net cash provided by financing activities	150,000	-

Effect of exchange rate changes on cash and cash equivalents	(6,767)	-

Net increase in cash	106,863	-

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$106,863	$-

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-5

Longbau Group, Inc.

Notes to the Consolidated Financial Statements

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

2.    Going Concern

The Company had suffered recurring losses from operations and has limited recurring source of revenues that raise substantial doubt about its ability to continue as a going concern. The Company’s management is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

F-6

c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longbau Group, Inc and its wholly-owned subsidiaries, Longbau Group Limited and Longbau Taiwan. All significant intercompany transactions and balances were eliminated in consolidation.

d)	Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Loss.

e)	Cash and Cash Equivalent

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

f)	Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2014, the Company recorded no allowances for doubtful accounts.

g)	Property and Equipment

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

h)	Income Taxes

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

i)	Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

j)	Stock-based Compensation

Stock-based compensation expense includes the estimated fair value of equity awards vested during the reporting period. The expense for equity awards vested during the reporting period is determined based upon the grant date fair value of the award and is recognized as expense.

k)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. There were no potentially dilutive securities outstanding for the periods ended December 31, 2014 and 2013.

F-7

l)	Subsequent Events

The Company’s management reviewed all material events from December 31, 2014 through the issuance date of these financial statements for disclosure consideration.

m)	New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting year ended December 31, 2014.

4.	Property and Equipment

The Company purchased some office equipment in September 2014 for $3,555. The Company recorded depreciation expense of $614 during the year ended December 31, 2014.

5.	Related Party Transactions

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. As of December 31, 2014, the Company had paid $27,000 to the shareholders and accrued $36,126 payable to these shareholders.

6.	Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. On February 15, 2014, the Company issued 30,000,000 shares at $0.005 per share for cash of $150,000.

F-8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of December 31, 2014, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of December 31, 2014:

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

(b)            Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fourth quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth, as of December 31, 2014, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tsai Ko	49	Directors and Chief Executive Officer
Chih Wei Huang	48	Director and Secretary
Tsung-Min Chang	55	Director and Business Manager
Yueh-Kuei Ko	45	Chief Financial Officer

Business Experience

The following summarizes the occupation and business experience for our directors and executive officers.

Mr. Tsai Ko graduated from National Taichung Institute of Commerce and Technology in 1992 and took his Master's Degree from Institute of Finance and Insurance, Chaoyang University of Technology in 2009. Mr. Ko founded Dongsheng Insurance Brokers Co. Ltd. in 1994 and Ho-Cheng Insurance Brokers Co. Ltd. in 2000 respectively. In 2012, the integrated company run by Mr. Ko, with over one thousand salesmen, became one of the largest insurance brokers companies in Taiwan. Additionally, Mr. Ko is the CEO of Ho-Yun Biotechnology Co. Ltd. and Wei Mao Marketing Co., Ltd. which are invested and operated by him. Mr. Ko is also the President of Insurance Brokerage Association of Taiwan. Mr. Ko was selected as a director because of his experience playing key management roles in many companies.

Ms. Yueh-Kuei Ko graduated from Overseas Chinese University. Ms. Ko has served as the CEO of Dongsheng Insurance Brokers Co. Ltd. and Ho-Cheng Insurance Brokers Co. Ltd. since 2002 and 2013, respectively. Ms. Ko has been engaged in insurance and financial work for ten years, and she is familiar with the related funeral management field.

Ms. Chih-Wei Huang graduated from Open Business College Affiliated with National Taichung University of Science and Technology in 1989 and majored in International Trade. Ms. Huang passed personal insurance broker of special examination in 1994. Ms. Huang founded Zhongyun Insurance Brokers Co. Ltd.in 1995. Ms. Huang has been the authorized signatory of life insurance of Ho-Cheng Insurance Brokers Co. Ltd. and Dongsheng Insurance Brokers Co. Ltd. since 2002 and 2003. Ms. Huang was selected as a director because of her experience working the finance industry.

Mr. Tsung-Min Chang, graduated from Open Business College Affiliated with National Taipei College of Business and majored in Business Management. Mr. Chang passed the examination of Chunghwa Post in 1985 and had worked at post office for 25 years. In his spare time, Mr. Chang founded Changhua County Volunteer Service Association to help the vulnerable groups. After his retirement in 2010, Mr. Chang took over the business of Wei Mao Biotechnology Co. Ltd. Mr. Chang was selected as a director because of his experience working in the service industry.

Family relationships

There are no family relationship among the directors and executive officers except for the following:

Tsai Ko and Chich-Wei Huang are married. Tsai Ko and Yueh-Kuei Ko are siblings.

Involvement in certain legal proceedings

No bankruptcy petition has been filed by or against any business of which any of our executive officers was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee.  The functions that would be performed by such committees are performed by the Board of Directors.

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Indemnification

Under Delaware law and pursuant to our articles of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, our counsel has informed us that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Board of Directors will consider candidates recommended by shareholders. Any shareholder who wishes to recommend a candidate for the Board should address the recommendation in writing to the Chairman of the Board at the Company’s principal executive offices.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its executive officers, due to the small size of its management.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid to our named executive officer directly or indirectly from the Company or its subsidiaries.

Name and principal position	Fiscal Year	Salary ($)USD	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)USD
Tsai Ko, Director and Chief Executive Officer	2014	0	0	-	-	-	-	0	0
	2013	0	0	-	-	-	-	0	0

Employment Agreements

The Company’s subsidiary Longbau Hong Kong has entered into employment contracts with Yueh-Kuei Ko and Tsung-Min Chang.

Pursuant to an employment agreement between Yueh-Kuei Ko and Longbau Hong Kong dated February 15, 2014 (the “Ko Agreement”), Ms. Ko earns a salary of $1,700 per month to serve as Chief Financial Officer of Longbau Hong Kong. The Ko Agreement is for an indefinite term. Either party may terminate the Ko Agreement.

Pursuant to an employment agreement between Tsung-Min Chang and Longbau Hong Kong dated February 15, 2014 (the “Chang Agreement”), Mr. Chang earns a salary of $2,300 per month to serve as Business Manager of Longbau Hong Kong. The Chang Agreement is for an indefinite term. Either party may terminate the Chang Agreement.

Director Compensation

Our directors do not currently receive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2015, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our director and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 15/B—15/F Cheuk Nang Plaza 250 Hennessy Road, Hong Kong.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class (1)
Officers and Directors
Common Stock	Tsai Ko Director/Chief Executive Officer	9,000,000	30.0%
Common Stock	Chih-Wei Huang Director/Secretary	3,000,000	10.0
Common Stock	Tsung-Min Chang Director/ Business Manager	100,000	*
Common Stock	Yueh-Kuei Ko Chief Finance Officer	1,500,000	5.0
Common Stock	All executive officers and directors as a group	13,600,000	45.3%

5% Beneficial Owners

Common Stock	Wen Mao Ltd. (2) No.56-3, Ln. 198, Anxi Rd., Changhua City, Changhua County 500, Taiwan (R.O.C.)	1,500,000	5.0%
Common Stock	Ho Cheng Management Co Limited (3) 45-56 Donggu Rd., Hemei Township, Changhua County, Taiwan (R.O.C.)	1,500,000	5.0
Common Stock	Huang Tu, Fu Mei No.821, Sec. 2, Zhongshan Rd., Changhua City, Changhua County 500, Taiwan (R.O.C.)	1,567,000	5.2
Common Stock	Ho Yun Manage Ltd.(4) No.106-12, Haiwei Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,500,000	5.0
Common Stock	Dongsen Ltd(5) No.144, Xidi Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,500,000	5.0
Common Stock	Ming-Ching Ko No.144, Xidi Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,500,000	5.0

* Less than one percent

(1)	Based on 30,000,000 shares outstanding as of March 15, 2015.

(2)	Tseng, Shu-Hui holds the voting and dispositive power of Wen Mao Ltd.

(3)	Ko, Yen-Yu holds the voting and dispositive power of Ho Cheng Management Co Limited.

(4)	Chou, Cheng-Hstung holds the voting and dispositive power of Ho Yun Manage Ltd.

(5)	Hsieh, Meng-Chu holds the voting and dispositive power of Dongsen Ltd.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company does not currently have an insider transaction policy.

We have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

As of December 31, 2014, we had not entered into any other related party transaction and none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of us.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by GBH CPAs, PC for the fiscal years ended December 31, 2014 and 2013 are set forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

Fiscal Year 2014
Audit Fees	$14,986
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$14,986

Audit Fees for the fiscal years ended December 31, 2014 were for professional services rendered for the audit of our annual financial statements for the period from December 23, 2013 to December 31, 2013 and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q. The Company was incorporated on December 23, 2013. For the period from December 23, 2013 (inception) to December 31, 2013, the Company incurred no audit fees.

The Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of GBH CPAs, PC.

Pre-approval Policies and Procedures

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by GBH CPAs, PC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2014 and for the period from December 23, 2013 (inception) to December 31, 2013

Consolidated Statement of Stockholders’ Equity for the period from December 23, 2013 (inception) to December 31, 2014

Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and for the period from December 23, 2013 (inception) to December 31, 2013

Notes to Consolidated Financial Statements

(3)     The following Exhibits are filed as part of this report on Form 10-K:

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
10.1(1)	Form of Stock Purchase Agreement
10.2(1)	Translation of Employment Agreement between the Company and Yueh-Kuei Ko
10.3(1)	Translation of Employment Agreement between the Company and Tsung-Min Chang
10.4(1)	Translation of Lease Agreement
21(2)	Subsidiaries of the registrant
24	Powers of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 14, 2014.

(2) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 22, 2014.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGBAU GROUP, INC.

Date: March 31, 2015	By:	/s/ Tsai Ko
Tsai Ko, Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2015	By:	/s/ Yueh-Kuei Ko
Yueh-Kuei Ko, Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tsai Ko his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tsai Ko	Date: March 31, 2015
Tsai Ko
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Yueh-Kuei Ko	Date: March 31, 2015
Yueh-Kuei Ko
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chih-Wei Huang	Date: March 31, 2015
Chih-Wei Huang
Director

/s/ Tsung-Min Chang	Date: March 31, 2015
Tsung-Min Chang
Director

