Form 10-Q
period 2015-03-31
LONGBAU GROUP INC
filed 2015-05-15
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

As of May 15, 2015, there are a total of 30,000,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGBAU GROUP, INC.

Consolidated Financial Statements

As of March 31, 2015 and for the Three Months Ended March 31, 2015 and 2014

(Unaudited)

1

Longbau Group, Inc.
Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$133,007	$106,863
Accounts receivable	55,000	72,000
Prepaid expenses	104	104

Total current assets	188,111	178,967

Property and equipment, net of accumulated depreciation of $906 and $614, respectively	2,649	2,941

Total assets	$190,760	$181,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$142,684	$113,237
Accounts payable and accrued liabilities - related parties	51,096	36,126

Total liabilities	193,780	149,363

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Additional paid-in capital	149,700	149,700
Accumulated deficit	(147,851)	(110,694)
Other comprehensive loss	(5,169)	(6,761)

Total stockholders’ equity (deficit)	(3,020)	32,545

Total liabilities and stockholders’ equity (deficit)	$190,760	$181,908

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues	$17,500	$6,500

Operating expenses:
General and administrative expenses	(54,365)	(9,270)
Depreciation expense	(292)	-
Total operating expenses	(54,657)	(9,270)

Net loss	(37,157)	(2,770)

Other comprehensive income:
Gain on foreign currency translation	1,592	-

Comprehensive loss	$(35,565)	$(2,770)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	30,000,000	11,086,957

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities
Net loss	$(37,157)	$(2,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	292	-
Changes in operating assets and liabilities:
Accounts receivable	17,000	-
Accounts payable and accrued liabilities	29,450	250
Accounts payable and accrued liabilities - related parties	14,967	9,000
Net cash provided by operating activities	24,552	6,480

Cash flows from financing activities
Proceeds from issuance of common stock for cash	-	150,000
Net cash provided by financing activities	-	150,000

Effect of exchange rate changes on cash and cash equivalents	1,592	-

Net increase in cash and cash equivalents	26,144	156,480

Cash and cash equivalents - beginning of period	106,863	-

Cash and cash equivalents - end of period	$133,007	$156,480

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Form 10-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained elsewhere in the Registration Statement on Form 10-K filed with the SEC on March 31, 2015.

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

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2015, the Company recorded no allowances for doubtful accounts.

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

Revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable.

j)	Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. There were no potentially dilutive securities outstanding for the three months ended March 31, 2015 and 2014.

k)	Subsequent Events

The Company’s management reviewed all material events from March 31, 2015 through the issuance date of these financial statements for disclosure consideration.

4.	Related Party Transactions

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. As of March 31, 2015, the Company had accrued salary of $51,000 to these shareholders.

In September 2014, the Company entered into a lease agreement with its Chief Executive Officer for leasing an office in Taiwan. The Company agreed to pay approximately NT$1,000 (approximately $32) to the officer. For the three months ended March 31, 2015, the Company recorded rent expenses and accrued expenses of NT$3,000 (approximately $96).

5.	Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. During the three months ended March 31, 2014, the Company issued 30,000,000 shares at $0.005 per share for cash of $150,000.

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

Going Concern

The Company started to generate revenues recently. As of March 31, 2015, the Company has limited recurring sources of revenue and has accumulated loss of $147,851 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the three months ended March 31, 2015 and 2014

Revenues For the three months ended March 31, 2015 and 2014, we had revenues of $17,500 and $6,500, respectively. In March 2014, we entered into two death care consulting contracts which provide monthly revenues of approximately $8,000. The agreements expired in March 2015.

General and administrative expenses For the three months ended March 31, 2015 and 2014, we had general and administrative expenses of $54,365 and $9,270, respectively. The general and administrative expenses mainly consisted of professional fees and salary expenses. The Company incurred more professional fees for a registration filing in early 2015.

Net loss  For the three months ended March 31, 2015 and 2014, our net loss was $37,157 and $2,770, respectively, which is resulted from the combination of limited consulting revenues and the increase of professional service fees.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from the sale of 30,000,000 shares of our common stock which was used to fund our operations. As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

As of March 31, 2015, we had cash on hand of $133,007.

We had $24,549 and $6,480 of net cash from our operations for the three months ended March 31, 2015 and 2014, respectively. We received approximately $20,000 from year end accounts receivable for the three months ended March 31, 2015.

We plan to fund our operations from loans from our major shareholders and we also plan to raise equity capital by offering shares of our common stock to investors.

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

The estimated budget of our operating expenses for 2015 is as follows:

Salaries and benefits	$100,000
Marketing	8,000
Management overhead	7,000
Professional fees	200,000
Offering fees	40,000
Total	$355,000

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Date: May 15, 2015	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

