Form 10-Q
period 2015-06-30
LONGBAU GROUP INC
filed 2015-08-14
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-194583

LONGBAU GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5011565
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

11F.-3, No.100, Sec. 1, Zhongqing Rd.,

North Dist., Taichung City 404, Taiwan (R.O.C.)

(Address of principal executive offices)

+852 58059452

(Registrant’s Telephone Number, Including Area Code)

15/B—15/F Cheuk Nang Plaza

250 Hennessy Road, Hong Kong

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No  ☒

As of August 4, 2015, there are a total of 30,000,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGBAU GROUP, INC.

Consolidated Financial Statements

As of June 30, 2015 and for the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

1

Longbau Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,616	$106,863
Accounts receivable	-	72,000
Prepaid expenses	929	104

Total current assets	80,545	178,967

Property and equipment, net of accumulated depreciation of $1,201 and $614, respectively	2,354	2,941

Total assets	$82,899	$181,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$172,144	$113,237
Accounts payable and accrued liabilities - related parties	194	36,126

Total liabilities	172,338	149,363

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Additional paid-in capital	149,700	149,700
Accumulated deficit	(233,894)	(110,694)
Other comprehensive loss	(5,545)	(6,761)

Total stockholders’ equity (deficit)	(89,439)	32,545

Total liabilities and stockholders’ equity (deficit)	$82,899	$181,908

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues	$-	$24,000	$17,500	$30,500

Operating expenses:
General and administrative expenses	86,566	18,270	140,931	27,540
Depreciation expense	295	-	587	-
Total operating expenses	86,861	18,270	141,518	27,540

Other income	818	23	818	23
Net income (loss)	(86,043)	5,753	(123,200)	2,983

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	(376)	-	1,216	-

Comprehensive income (loss)	$(86,419)	$5,753	$(121,984)	$2,983

Earning (loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding - basic and diluted	30,000,000	30,000,000	30,000,000	20,833,333

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net income (loss)	$(123,200)	$2,983
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	587	-
Changes in operating assets and liabilities:
Accounts receivable	72,000	(24,000)
Prepaid expenses	(818)	(150)
Accounts payable and accrued liabilities	58,907	-
Accounts payable and accrued liabilities - related parties	(35,939)	6,000
Net cash used in operating activities	(28,463)	(15,167)

Cash flows from financing activities
Proceeds from issuance of common stock for cash	-	150,000
Net cash provided by financing activities	-	150,000

Effect of exchange rate changes on cash and cash equivalents	1,216	-

Net increase (decrease) in cash and cash equivalents	(27,247)	134,833

Cash and cash equivalents - beginning of period	106,863	-

Cash and cash equivalents - end of period	$79,616	$134,833

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

In September 2014, the Company established Longbau Management Consulting LLC (“Longbau Taiwan”) in Taiwan to provide death care consulting service and sell death care products in Taiwan. Longbau Taiwan is 100% owned by Longbau Group Limited. In 2015, the Company started to sell supplies for funerals and plans to add additional funeral services for the Taiwanese market.

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

j)	Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities outstanding for the six months ended June 30, 2015 and 2014.

k)	Subsequent Events

The Company’s management reviewed all material events from June 30, 2015 through the issuance date of these financial statements for disclosure consideration.

4.	Related Party Transactions

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. The agreements ended on February 15, 2015. For the six months ended June 30, 2015, the Company recorded salary expenses of $9,000 to these shareholders.

In September 2014, the Company entered into a lease agreement with its Chief Executive Officer for leasing an office in Taiwan. The Company agreed to pay approximately NT$1,000 (approximately $32) per month to the officer. For the six months ended June 30, 2015, the Company recorded rent expenses of NT$6,000 (approximately $194). As of June 30, 2015, the Company had accrued rent expense of $194.

5.	Subsequent Event

The Company added two new offices in Kaohsiung city and Changhua city and expanded its office by taking more space in the Taichung office. The Company also added a total of 14 employees (including managers and staff) during the month of the July 2015. The Company started to sell supplies for funerals and plans to add additional funeral services for the Taiwanese market in 2015.

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

Overview

We are a start-up company actively pursuing a business plan with ongoing operations. We sell death care management consultant services through Longbau Hong Kong, our operating company in Hong Kong, to public consumers across Hong Kong. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

We provide a variety of death care management consultancy services. We consult on the purchase of cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. In addition, the Company specializes in the consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery activities, preneed funeral activities, preneed funeral and cemetery, burial vaults, cemetery property, and cemetery property revenue.

In March 2014, we entered into two death care consulting agreements which provided monthly revenues of approximately $8,000. The obligations under these agreements concluded in March 2015.

In July 2015, the Company added two new offices in Kaohsiung city and Changhua city and expanded its office by taking more space in Taichung office. The Company also added a total of 14 employees (including managers and staff) during the month of July. The Company has started to sell supplies for funerals and plans to add additional funeral services for the Taiwanese market in 2015.

Going Concern

The Company started to generate revenues recently. As of June 30, 2015, the Company has limited recurring sources of revenue and has an accumulated loss of $233,894 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the six months ended June 30, 2015 and 2014

Revenues For the six months ended June 30, 2015 and 2014, we had revenues of $17,500 and $30,500, respectively. In March 2014, we entered into two death care consulting agreements which provided monthly revenues of approximately $8,000. The agreements ended in March 2015.

General and administrative expenses For the six months ended June 30, 2015 and 2014, we had general and administrative expenses of $140,931 and $27,540, respectively. We expanded our operation, leased a new office and hired more employees in 2015. In addition, we incurred more professional fees for filing registration statements in 2015.

Net loss   For the six months ended June 30, 2015 and 2014, our net income (loss) was ($123,200) and $2,983, respectively, which is resulted from the combination of limited consulting revenues and the increase of operating expense.

For the three months ended June 30, 2015 and 2014

Revenues For the three months ended June 30, 2015 and 2014, we had revenues of $0 and $24,000, respectively. In March 2014, we entered into two death care consulting agreements which provided monthly revenues of approximately $8,000. The agreements ended in March 2015.

General and administrative expenses For the three months ended June 30, 2015 and 2014, we had general and administrative expenses of $86,566 and $18,270, respectively. We expanded our operation, leased a new office and hired more employees in 2015. In addition, we incurred more professional fees for filing registration statements in 2015.

Net loss   For the three months ended June 30, 2015 and 2014, our net income (loss) was ($86,043) and $5,753, respectively, which resulted from the combination of limited consulting revenues and the increase of operating expense.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from the sale of 30,000,000 shares of our common stock which was used to fund our operations. As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

As of June 30, 2015, we had cash on hand of $79,616.

We used $28,463 and $15,167 net cash in our operations for the six months ended June 30, 2015 and 2014, respectively. We collected $72,000 from year end accounts receivable for the six months ended June 30, 2015. We used cash in general and administrative activities to expand our business.

We plan to fund our operations from loans from our major shareholders and we also plan to raise equity capital by offering shares of our common stock to investors. If financing is needed and we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operating expenses for the year ended December 31, 2015 is as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

2)	ineffective controls over period end financial disclosure and reporting processes; and

Changes in internal control over financial reporting

During the six months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 14, 2015	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2015	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

