Form 10-Q
period 2015-09-30
LONGBAU GROUP INC
filed 2015-11-16
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

As of November 2, 2015, there are a total of 30,000,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGBAU GROUP, INC.

Consolidated Financial Statements

As of September 30, 2015 and December 31, 2014 and
for the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

1

Longbau Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,336	$106,863
Accounts receivable	-	72,000
Prepaid expenses	38,252	104

Total current assets	111,588	178,967

Property and equipment, net of accumulated depreciation of $1,500 and $614, respectively	2,055	2,941
Other assets	6,276	-

Total assets	$119,919	$181,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$180,121	$113,237
Accounts payable and accrued liabilities - related parties	242	36,126

Total liabilities	180,363	149,363

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Additional paid-in capital	149,700	149,700
Accumulated deficit	(207,903)	(110,694)
Other comprehensive loss	(2,541)	(6,761)

Total stockholders’ equity (deficit)	(60,444)	32,545

Total liabilities and stockholders’ equity (deficit)	$119,919	$181,908

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$97,028	$24,000	$114,528	$54,500

Cost of revenues	(24,338)	-	(24,338)	-

Gross profit	72,690	24,000	90,190	54,500

Operating expenses:
General and administrative expenses	(45,669)	(44,874)	(186,600)	(109,072)
Depreciation expense	(299)	(315)	(886)	(315)
Total operating expenses	(45,968)	(45,189)	(187,486)	(109,387)

Income (loss) from operations	26,722	(21,189)	(97,296)	(54,887)

Other income (expense), net	(731)	(45)	87	(22)
Net income (loss)	25,991	(21,234)	(97,209)	(54,909)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	3,004	(2,261)	4,220	(2,261)

Comprehensive income (loss)	$28,995	$(23,495)	$(92,989)	$(57,170)

Earnings (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	30,000,000	30,000,000	30,000,000	23,933,824

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(97,209)	$(54,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	886	315
Changes in operating assets and liabilities:
Accounts receivable	72,000	(48,000)
Prepaid expenses	(40,125)	-
Accounts payable and accrued liabilities	67,066	55,832
Accounts payable and accrued liabilities - related parties	(35,882)	18,000
Net cash used in operating activities	(33,264)	(28,762)

Cash flows from investing activities
Cash paid for purchases of property and equipment	(6,601)	(3,555)
Net cash used in investing activities	(6,601)	(3,555)

Cash flows from financing activities
Proceeds from issuance of common stock	-	150,000
Net cash provided by financing activities	-	150,000

Effect of exchange rate changes on cash and cash equivalents	6,338	(2,267)

Net increase (decrease) in cash and cash equivalents	(33,527)	115,416

Cash and cash equivalents - beginning of period	106,863	-

Cash and cash equivalents - end of period	$73,336	$115,416

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

In September 2014, the Company established Longbau Management Consulting LLC (“Longbau Taiwan”) in Taiwan to provide end-of-life consulting service and sell end-of-life products in Taiwan. Longbau Taiwan is 100% owned by Longbau Group Limited. In 2015, the Company started to sell supplies for funerals and plans to add additional funeral services for the Taiwanese market.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Revenue is recognized when persuasive evidence of an arrangement exists, service has provided or good has been delivered, the fee is fixed or determinable, and collectability is probable.

j)	Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities outstanding for the nine months ended September 30, 2015 and 2014.

k)	Subsequent Events

The Company’s management reviewed all material events from September 30, 2015 through the issuance date of these financial statements for disclosure consideration.

4.	Related Party Transactions

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. The agreements ended on February 15, 2015. For the nine months ended September 30, 2015 and 2014, the Company recorded salary expenses of $9,000 and $45,000, respectively, to these shareholders.

In September 2014, the Company entered into a one-year lease agreement with its Chief Executive Officer for leasing an office in Taiwan. The Company agreed to pay approximately NT$1,000 (approximately $30) per month to the officer. For the nine months ended September 30, 2015, the Company recorded rent expenses of NT$8,000 (approximately $242). As of September 30, 2015, the Company had accrued rent expense of $242.

In July 2015, the Company entered into three lease agreements with its officers for leasing offices in Taiwan. The agreements will expire in July 2018 and the Company agreed to pay NT$103,750 (approximately $3,300) per month to the officers. For the nine months ended September 30, 2015, the Company recorded and paid rent expenses of NT$311,250 (approximately $9,900).

Future minimum lease payments for operating leases as of September 30, 2015 are as follows:

2015	$9,414
2016	37,655
2017	37,655
2018	20,850
Total	$105,574

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

Overview

We are a start-up company actively pursuing a business plan with ongoing operations. We sell end-of-life management consultant services through Longbau Hong Kong and Taiwan to public consumers across Hong Kong and Taiwan. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide end-of-life consulting service and sell end-of-life products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

We provide a variety of end-of-life management consultancy services. We consult on the purchase of cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. In addition, the Company specializes in the consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery activities, preneed funeral activities, preneed funeral and cemetery, burial vaults, cemetery property, and cemetery property revenue.

In March 2014, we entered into two end-of-life consulting agreements which provided monthly revenues of approximately $8,000. The obligations under these agreements concluded in March 2015.

In July 2015, the Company added two new offices in Kaohsiung city and Changhua city and expanded its office by taking more space in Taichung office. The Company also added a total of 14 employees (including managers and staff) during the month of July. The Company has started to sell supplies for funerals and plans to add additional funeral services for the Taiwanese market in 2015.

Other than the organic growth, we are also looking to acquire businesses in the end-of life service industry and other related areas.

Going Concern

The Company started to generate revenues recently. As of September 30, 2015, the Company has limited recurring sources of revenue and has an accumulated loss of $207,903 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the nine months ended September 30, 2015 and 2014

Revenues For the nine months ended September 30, 2015 and 2014, we had revenues of $114,528 and $54,500, respectively. In July 2015, the Company expanded its business and sold more end-of-life merchandise across Taiwan.

Cost of revenues For the nine months ended September 30, 2015 and 2014, we had cost of revenues of $24,338 and $0, respectively, because the Company sold more end-of-life merchandise across Taiwan.

General and administrative expenses For the nine months ended September 30, 2015 and 2014, we had general and administrative expenses of $186,600 and $109,387, respectively. We expanded our operation, leased a new office and hired more employees in 2015.

Net loss For the nine months ended September 30, 2015 and 2014, our net loss was $97,209 and $54,909, respectively, which is mainly resulted from the increase of operating expense due to expansion of business.

For the three months ended September 30, 2015 and 2014

Revenues For the three months ended September 30, 2015 and 2014, we had revenues of $97,028 and $24,000, respectively. In July 2015, the Company expanded its business and sold more end-of-life merchandise across Taiwan.

Cost of revenues For the three months ended September 30, 2015 and 2014, we had cost of revenues of $24,338 and $0, respectively, because the Company sold more end-of-life merchandise across Taiwan.

General and administrative expenses For the three months ended September 30, 2015 and 2014, we had general and administrative expenses of $45,669 and $45,189, respectively. The difference is insignificant.

Net loss For the three months ended September 30, 2015 and 2014, our net income (loss) was $25,991 and ($21,234), respectively, which mainly resulted from the increase of revenues.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from the sale of 30,000,000 shares of our common stock which was used to fund our operations. As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

As of September 30, 2015, we had cash on hand of $73,336.

We used $33,264 and $28,762 net cash in our operations for the nine months ended September 30, 2015 and 2014, respectively. We collected $72,000 from year end accounts receivable during the nine months ended September 30, 2015. We used cash in general and administrative activities to expand our business.

We plan to fund our operations from loans from our major shareholders and we also plan to raise equity capital by offering shares of our common stock to investors. If financing is needed and we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operating expenses for the next twelve months is as follows:

Salaries and benefits	$100,000
Marketing	8,000
Management overhead	27,000
Professional fees	80,000
Offering fees	40,000
Total	$255,000

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, service has provided or good has been delivered, the fee is fixed or determinable, and collectability is probable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the evaluation date:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	ineffective controls over period end financial disclosure and reporting processes.

Changes in internal control over financial reporting

During the nine months ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

5

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

Date: November 16, 2015	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)
Date: November 16, 2015	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

