Form 10-K
period 2015-12-31
LONGBAU GROUP INC
filed 2016-04-14
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to __________

Commission File Number 333-194583

LONGBAU GROUP, INC.

(Name of Registrant in its Charter)

Delaware	46-5011565
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

No.100-11, Sec. 1, Zhongqing Rd.,

North Dist., Taichung City 404,

Taiwan (R.O.C.)

(Address of Principal Executive Offices)

+ 852 58059452

(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge, in definitive proxy or information  statements incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $82,000 based upon the latest known sale price on June 30, 2015 of $0.005 per share.

As of March 30, 2016, there were 30,000,000 shares of common stock issued and outstanding.

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

General Description of Business

We are a start-up company actively pursuing a business plan focusing on management consulting services. We are actively pursuing consulting contracts and have begun offering services to customers in Hong Kong and Taiwan in 2014. We intend to utilize a combination of various marketing channels, including, without limitation, telephone sales, in and out of Hong Kong and Taiwan, third-party sales agents, ecommerce, and corporate strategic partnerships and alliances. Our goal is to establish an international brand on death care management consulting services with high quality and name recognition.

Currently, the Company is actively pursuing entering consultancy contracts with small death care service providers in Hong Kong and Taiwan. In 2016, the Company plans to expand its scope of customers to include medium-size and large enterprises.

In March 2014, we entered into two death care consulting agreements which provided monthly revenues of approximately $8,000. The obligations under these agreements concluded in March 2015.

In July 2015, the Company added two new offices in Kaohsiung city and Changhua city and expanded its office by taking more space in Taichung office. The Company also added a total of 3 employees (including managers and staff) during the month of July. The Company has started to sell supplies for funerals and plans to add additional funeral services for the Taiwanese market in 2015.

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

Company Structure

Longbau was incorporated on December 23, 2013 under the laws of the state of Delaware. Our executive office is located at No.100-11, Sec.1, Zhongqing Rd., North Dist., Taichung City 404, Taiwan (R.O.C.). Our telephone number is +852 58059452.

Our wholly owned subsidiary, Longbau Group Limited (“Longbau Hong Kong”) was founded on February 14, 2014 in Hong Kong, of China. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting services and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

On February 24, 2014, the Company issued 30,000,000 shares of its common stock to several non-U.S. investors in consideration for their cash investment of $150,000 in the Company. The investment amount of $150,000 has been contributed into the Company’s wholly-owned subsidiary Longbau Hong Kong on February 24, 2014 as capital contributions. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

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

We expect that with our commitment to high-quality services, combined with our multiple marketing channels, Longbau will gradually grow into a well-known brand in death care industry in the future and eventually tap its way to mainland China and other Asian countries.

Our Growth Strategy

In 2014, our plan was to seek consultancy contracts with small death care service providers in Hong Kong and Taiwan. In 2015, our plan was on expanding our client base to midsize and large death care service providers in Hong Kong. We expect to provide consulting services to some companies in the death care industry to improve their operation performance. Additionally, we would like to cooperate with funeral services companies. In the future, it is expected that Longbau could promote the death care services to mainland China. Given mainland China is the biggest old age market, we intend to cooperate with large companies and provide consulting services to small companies in death care industry.

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

Employees

We currently have three employees to whom we are paying salaries. Depending on the business needs, we intend to recruit some additional full-time employees in the future. All of the Company’s employees are employed by the Company’s subsidiary Longbau Taiwan.

Stock Option Plan

As of December 31, 2015, we do not have any stock option plans.

Properties

On July 30, 2015, the Company entered into a Lease Agreement for 20 square feet of office space in Changhua County, Tawain (the “Changhua Lease”). The term of the Changhua Lease is from July 30, 2015 to July 30, 2018 with a monthly rent of NTD30,000 ($950) per month. Chih-Wei Huang, the Company’s Director and Secretary, is the Lessor and Longbau Management Consultants Limited (“Longbau Management”), the Company’s indirect wholly owned subsidiary, is the Lessee.

On July 21, 2015, the Company entered into a Lease Agreement for 25 square feet of office space in Kaohsiung County, Tawain (the “Kaohsiung Lease”). The term of the Kaohsiung Lease is from July 21, 2015 to July 21, 2018 with a monthly rent of NTD36,250 ($1,150) per month. Tsai Ko, the Company’s Director and Chief Executive Officer, is the lessor and Longbau Management is the Lessee.

On July 13, 2015, the Company entered into a Lease Agreement for 30 square feet of office space in Taichung County, Tawain (the “Taichung Lease”). The term of the Taichung Lease is from July 13, 2015 to July 13, 2018 with a monthly rent of NTD37,500 ($1,190) per month. Tsai Ko, the Company’s Director and Chief Executive Officer, is the lessor and Longbau Management is the Lessee. The Company has changed is principal office from Hong Kong to this Taichung office.

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

Since inception we have incurred a gross loss from operations of $239,928 and we may continue to incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis. We currently have three employees, and our operation is expanding. We generated some revenues during the year ended December 31, 2015, and expect to generate more revenue in 2016 from consultancy services.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

We are currently selling services in Hong Kong through Longbau Hong Kong, our operating company in Hong Kong, to small death care companies across Hong Kong, and we intend to expand business operations by distributing and exporting our consultancy services in 2016 through a variety of marketing channels. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. We anticipate continued growth in the future through internal expansion as well as external strategic partnerships or alliances. Our expansion will place substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

As of December 31, 2015, we have a negative working capital of $109,418. We raised $150,000 from the sale of 30,000,000 shares of our common stock on February 24, 2014, which is being used to fund our operations. The working capital used to fund payments on new office and payments of salary in Taiwan

The funeral home and cemetery industry continues to be increasingly competitive.

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

Our future success depends heavily upon (i) the continuing services of our current senior management team and (ii) the recruitment of other key personnel, in particular the Chief Executive Officer and the Chief Marketing Officer. If we fail to recruit the key personnel, or one or more of our senior management team, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in Hong Kong and Tawain, we do not have insurance coverage for the loss of our senior management team or other key personnel.

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

We are subject to reporting obligations under U.S. securities laws. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission, every public company is required to include a management report on the company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting.

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

We intend to expand sales of our services through a variety of marketing channels, among which include telephone sales, in and eventually out of Hong Kong and Taiwan, third-party sales agents, ecommerce, and corporate strategic partnerships and alliances. Our systems and operations and those of our third-party Internet and telecommunication service providers, are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic breaches, sabotage, human error and similar events. Any of these events could lead to system interruptions, processing and order fulfillment delays, and loss of critical data for us, our suppliers, or our Internet service providers, and could prevent us from processing customer purchases. Any significant interruption in the availability or functionality of our website or our customer processing, distribution, or communications systems, for any reason, could seriously harm our business, financial condition, and operating results. The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We may require additional funds to continue our business plan.

Our business plan and growth strategy call for ongoing expenses in connection with the distribution of our death care services. We have generated some revenue from operations to date. As of December 31, 2015, we had $80,351 cash on hand and we have accumulated a deficit of $239,928.

Although the Company believes it will not need to raise additional funding to expand its business operations over the next 12 months, there is no guarantee additional funding will not be required. If financing is needed and we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operating expenses for 2016 is as follows:

Salaries and benefits	$140,000
Marketing	10,000
Management overhead	8,000
Professional fees	80,000
Offering expenses	70,000
Total	$308,000

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

We have limited experience as a reporting company.

We have limited experience as a reporting company. We have limited experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a reporting company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a reporting company. However, if we cannot operate successfully as a reporting company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment.

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

In addition to qualifying as an emerging growth company, we also currently qualify as a Smaller Reporting Issuer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Rule 12b-2 defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

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

Risks Related to Doing Business in Hong Kong and Taiwan

Our operations and financial results could be severely harmed by natural disasters.

Our executive office is located in Taiwan, which is susceptible to earthquakes. Taiwan is also exposed to typhoons and tsunamis. If a major earthquake, typhoon, tsunami or other natural disaster were to affect the operations of our suppliers and manufacturers, our sales and delivery of products to our customers could be interrupted or delayed. As a result, our normal business operations could be severely disrupted and our financial condition and results of operations could be adversely affected.

Our primary operation is located in Hong Kong, and because the rights of shareholders under Hong Kong law differ from those under U.S. law, you may have difficulty protecting your shareholder rights.

We conduct all of our business operations through our operating entity in Hong Kong and its Taiwanese subsidiary, whose corporate affairs are governed by its Articles of Incorporation and by the laws governing corporations incorporated in Hong Kong. The rights of shareholders and the responsibilities of management and the members of the board of directors under Hong Kong law are different from those applicable to a corporation incorporated in the United States. For example, directors and controlling shareholders of Hong Kong companies do not owe fiduciary duties to minority shareholders. With respect to a limited liability company or a company limited by shares, directors, rather than management, are responsible to manage the company and subject to the duty of loyalty and duty of care. However, in case of personal gains resulted from violation by the directors of their duties under the preceding sentence, the shareholders may, within a year of such gains and through their resolutions, treat such gains as company’s gains, and the directors shall not be held liable any more under such circumstances. The management shall conduct business of the company in strict compliance with its rights and authorization as set forth in the related corporate charter documents as well as employment contracts. Therefore, public shareholders of Hong Kong companies may have more difficulty in protecting their interest in connection with actions taken by management or members of the board of directors than they would as public shareholders of a U.S. corporation.

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

Our business office is located at No.100-11, Sec. 1, Zhongqing Rd., North Dist., Taichung City 404,Taiwan (R.O.C.). Our telephone number is  +852 58059452 . We are paying a monthly rent of $31 for our office. Our offices occupy approximately 54 square feet. The term of the lease is 1 year, commencing from September 2014 to July 2018 as amended.

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

The following table sets forth for the respective periods indicated the high and low closing prices for the common stock, as reported by the OTCBB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2015
	Low		High
First Quarter ended March 31, 2015	$	N/A	$	N/A
Second Quarter ended June 30, 2015	$	N/A	$	N/A
Third Quarter ended September 30, 2015		$0.80		$5.00
Fourth Quarter ended December 31, 2015		$3.50		$5.00

(b) Shareholders

On March 15, 2016, there were approximately 51 holders of record of our common stock.

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

(e)  Performance Graph

Not applicable.

(f)  Sale of Unregistered Securities

None.

5(b) Use of Proceeds

Not applicable.

5(c) Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the year ended December 31, 2015.

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

Overview

We are a startup company actively pursuing a business plan. We do not have significant revenues yet. We have some minimal assets and have incurred losses since inception. We sell death care management consultant services through Longbau Hong Kong, our operating company in Hong Kong, to public consumers across Taiwan. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

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

Going Concern

The Company started to generate revenues recently. As of December 31, 2015, the Company has limited recurring sources of revenue and has accumulated loss of $239,928 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the years ended December 31, 2015 and 2014

Revenues.  For the years ended December 31, 2015 and 2014, we generated revenues of $109,046 and $81,866, respectively. The increase is due to the expansion of our business in July 2015 and the increased sales of end-of-life merchandise across Taiwan in 2015.

General and administrative expenses.  For the years ended December 31, 2015 and 2014, we had general and administrative expenses of $212,429 and $191,872, respectively. The increase was primarily due to the increase of salary, rent and office expenses in relation to our new office leases.

Net loss.  For the year ended December 31, 2015, we had a net loss of $129,234, which resulted from the combination of limited revenue from consulting services and the sale of death care products and operation expenses. For the year ended December 31, 2014, we had a net loss of $110,605, which resulted from the combination of limited consulting revenues and professional service fees.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from selling 30,000,000 shares of our common stock which is being used to fund our operations. As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

As of December 31, 2015, we had cash on hand of $80,351.

For the year ended December 31, 2015, we used $15,479 of cash in our operations, and $6,540 of cash for investing in fixed assets.

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

The estimated budget of our operation expenses for 2016 is as follows:

Salaries and benefits	$140,000	$100,000
Marketing	10,000	8,000
Management overhead	8,000	7,000
Professional fees	80,000	200,000
Offering expenses	70,000	40,000
Total	$308,000	$355,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Longbau Group, Inc.
Taichung, Taiwan

We have audited the accompanying consolidated balance sheets of Longbau Group, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. Longbau Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longbau Group, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 14, 2016

Longbau Group, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$80,351	$106,863
Accounts receivable	-	72,000
Prepaid expenses	524	104

Total current assets	80,875	178,967

Property and equipment, net of accumulated depreciation of $1,799 and $614, respectively	1,756	2,941
Other assets	6,318	-

Total assets	$88,949	$181,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$190,049	$113,237
Accounts payable and accrued liabilities - related parties	244	36,126

Total liabilities	190,293	149,363

Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Additional paid-in capital	149,700	149,700
Accumulated deficit	(239,928)	(110,694)
Other comprehensive loss	(11,416)	(6,761)

Total stockholders’ equity (deficit)	(101,344)	32,545

Total liabilities and stockholders’ equity (deficit)	$88,949	$181,908

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2015 and 2014

	2015	2014
Revenues	$109,046	$81,866
Cost of revenues	24,803	-

Gross profit	84,243	81,866

Operating expenses:
General and administrative expenses	212,429	191,872
Depreciation expense	1,185	614
Total operating expenses	213,614	192,486

Loss from operations	(129,371)	(110,620)

Other income	137	15
Net loss	$(129,234)	$(110,605)

Other comprehensive loss:
Loss on foreign currency translation	(4,655)	(6,761)

Comprehensive loss	$(133,889)	$(117,366)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	30,000,000	25,479,452

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par	Capital	Deficit	Loss	Total

Balance at December 31, 2013	-	$-	$-	$(89)	$-	$(89)

Issuance of common stock for cash	30,000,000	300	149,700	-	-	150,000
Net loss	-	-	-	(110,605)	-	(110,605)
Foreign currency translation adjustment	-	-	-	-	(6,761)	(6,761)

Balance at December 31, 2014	30,000,000	$300	$149,700	$(110,694)	$(6,761)	$32,545

Net loss	-	-	-	(129,234)	-	(129,234)
Foreign currency translation adjustment	-	-	-		(4,655)	(4,655)

Balance at December 31, 2015	30,000,000	$300	$149,700	$(239,928)	$(11,416)	$(101,344)

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(129,234)	$(110,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,185	614
Changes in operating assets and liabilities:
Accounts receivable	72,000	(72,000)
Prepaid expenses	(435)	(104)
Accounts payable and accrued liabilities	76,887	113,148
Accounts payable and accrued liabilities - related parties	(35,882)	36,132
Net cash used in operating activities	(15,479)	(32,815)

Cash flows from investing activities:
Cash paid for purchases of property and equipment	(6,540)	(3,555)
Net cash used in investing activities	(6,540)	(3,555)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	150,000
Net cash provided by financing activities	-	150,000

Effect of exchange rate changes on cash and cash equivalents	(4,493)	(6,767)

Net increase (decrease) in cash and cash equivalents	(26,512)	106,863

Cash and cash equivalents - beginning of year	106,863	-

Cash and cash equivalents - end of year	$80,351	$106,863

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

In September 2014, the Company established Longbau Management Consulting LLC (“Longbau Taiwan”) in Taiwan to provide end-of-life consulting service and sell end-of-life products in Taiwan. Longbau Taiwan is 100% owned by Longbau Group Limited. In 2015, the Company started to sell supplies for funerals and plans to provide additional funeral services for the Taiwanese market.

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

As a result of the above discussed conditions, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern.

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

e)	Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

f)	Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2015, the Company recorded no allowances for doubtful accounts.

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

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities outstanding for the periods ended December 30, 2015 and 2014.

k)	Subsequent Events

The Company’s management reviewed all material events from December 31, 2015 through the issuance date of these financial statements for disclosure consideration.

l)	New Accounting Pronouncements

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern”. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

4.	Related Party Transactions

Salary

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. The agreements ended on February 15, 2015. For the years ended December 31, 2015 and 2014, the Company recorded salary expenses of $9,000 and $45,000, respectively, to these shareholders. As of December 31, 2014, the Company had accrued salaries of $36,126 which was fully paid in 2015.

Office Leases

In September 2014, the Company entered into a one-year lease agreement with its Chief Executive Officer for leasing an office in Taiwan. The Company agreed to pay approximately NT$1,000 (approximately $30) per month to the officer. For the years ended December 31, 2015 and 2014, the Company recorded rent expenses of NT$8,000 (approximately $242) and NT$4,000 (approximately $120), respectively. As of December 31, 2015, the Company had accrued rent expense of $244.

In July 2015, the Company entered into three lease agreements with its officers for leasing offices in Taiwan. The agreements will expire in July 2018 and the Company agreed to pay NT$103,750 (approximately $3,300) per month to the officers. For the year ended December 31, 2015, the Company recorded and paid rent expenses of NT$630,500 (approximately $19,900).

Future minimum lease payments, converted to U.S. Dollar using foreign exchange rate at December 31, 2015, for operating leases as of December 31, 2015 are as follows:

2016	$37,848
2017	37,848
2018	18,924
Total	$94,620

5.	Stockholders’ Equity

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

(a)            Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of December 31, 2015, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of December 31, 2015:

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

(b)            Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fourth quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)            Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our disclosure controls and procedures were not effective due to the material weaknesses in our control environment and financial reporting process mentioned above.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Company’s status as a smaller reporting company.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth, as of December 31, 2015, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tsai Ko	50	Directors and Chief Executive Officer
Chih Wei Huang	49	Director and Secretary
Tsung-Min Chang	56	Director and Business Manager
Yueh-Kuei Ko	46	Chief Financial Officer

Business Experience

The following summarizes the occupation and business experience for our directors and executive officers.

Mr. Tsai Ko graduated from National Taichung Institute of Commerce and Technology in 1992 and received his Master's Degree from Institute of Finance and Insurance, Chaoyang University of Technology in 2009. Mr. Ko founded Dongsheng Insurance Brokers Co. Ltd. in 1994 and Ho-Cheng Insurance Brokers Co. Ltd. in 2000 respectively. In 2012, the integrated company run by Mr. Ko, with over one thousand salesmen, became one of the largest insurance brokers companies in Taiwan. Additionally, Mr. Ko is the CEO of Ho-Yun Biotechnology Co. Ltd. and Wei Mao Marketing Co., Ltd. which are invested and operated by him. Mr. Ko is also the President of Insurance Brokerage Association of Taiwan. Mr. Ko was selected as a director because of his experience playing key management roles in many companies.

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

Name and principal position	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tsai Ko, Director and Chief Executive Officer	2015	0	0					0	0
	2014	0	0	-	-	-	-	0	0
	2013	0	0	-	-	-	-	0	0

Employment Agreements

We currently have 14 employees to whom we are paying salaries. Depending on the business needs, we intend to recruit some additional full-time employees in the future. All of the Company’s employees are employed by the Company’s subsidiary Longbau Taiwan.

Director Compensation

Our directors do not currently receive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2016, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our director and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 11F.-3, No.100, Sec. 1, Zhongqing Rd.,, North Dist., Taichung City 404, Taiwan (R.O.C.).

.

Title of Class	Name and Address of Beneficial Owner	Amount of Shares	Percent of Class (%) (1)
Officers and Directors
Common Stock	Tsai Ko Director/Chief Executive Officer	9,000,000	30.0
Common Stock	Chih-Wei Huang Director/Secretary	3,000,000	10.0
Common Stock	Tsung-Min Chang Director/ Business Manager	100,000	*
Common Stock	Yueh-Kuei Ko Chief Finance Officer	1,500,000	5.0
Common Stock	All executive officers and directors as a group	13,600,000	45.3

5% Beneficial Owners

Common Stock	Wen Mao Ltd. (2) No.56-3, Ln. 198, Anxi Rd., Changhua City, Changhua County 500, Taiwan (R.O.C.)	1,500,000	5.0
Common Stock	Ho Cheng Management Co Limited (3) 45-56 Donggu Rd., Hemei Township, Changhua County, Taiwan (R.O.C.)	1,500,000	5.0
Common Stock	Huang Tu, Fu Mei No.821, Sec. 2, Zhongshan Rd., Changhua City, Changhua County 500, Taiwan (R.O.C.)	1,567,000	5.2
Common Stock	Ho Yun Manage Ltd.(4) No.106-12, Haiwei Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,500,000	5.0
Common Stock	DongsenLtd(5) No.144, Xidi Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,500,000	5.0
Common Stock	Ming-ChingKo No.144, Xidi Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,500,000	5.0

* Less than one percent

(1)	Based on 30,000,000 shares outstanding as of March 15, 2016.

(2)	Tseng, Shu-Hui holds the voting and dispositive power of Wen Mao Ltd.

(3)	Ko, Yen-Yu holds the voting and dispositive power of Ho Cheng Management Co Limited.

(4)	Chou, Cheng-Hstung holds the voting and dispositive power of Ho Yun Manage Ltd.

(5)	Hsieh, Meng-Chu holds the voting and dispositive power of Dongsen Ltd.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company does not currently have an insider transaction policy.

We have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

As of December 31, 2015, we had not entered into any other related party transaction and none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by GBH CPAs, PC for the fiscal years ended December 31, 2015 and 2014 are set forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

	Fiscal Year 2014	Fiscal Year 2015
Audit Fees	$14,986	25,775
Audit-Related Fees	-	-
Tax Fees	-	1,600
All Other Fees	-	-
Total	$14,986	27,375

Audit Fees for the fiscal year ended December 31, 2014 were for professional services rendered for the audit of our annual financial statements for the period from December 23, 2013 to December 31, 2013 and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

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

(a) (1)    Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015 and 2014

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(3)     The following Exhibits are filed as part of this report on Form 10-K:

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (1)	Certificate of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Form of Stock Purchase Agreement
10.2 (1)	Translation of Employment Agreement between the Company and Yueh-Kuei Ko
10.3 (1)	Translation of Employment Agreement between the Company and Tsung-Min Chang
10.4 (1)	Translation of Lease Agreement
10.5 (2)	Changhua Lease, effective July 30, 2015
10.6 (2)	Kaohsiung Lease, effective July 21, 2015
10.7 (2)	Taichung Lease, effective July 13, 2015
21 (3)	Subsidiaries of the registrant
24	Powers of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 14, 2014.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 14, 2015.

(3) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 22, 2014.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGBAU GROUP, INC.

Date: April 14, 2016	By:	/s/ Tsai Ko
Tsai Ko, Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Yueh-Kuei Ko
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

/s/ Tsai Ko	Date: April 14, 2016
Tsai Ko
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Yueh-Kuei Ko	Date: April 14, 2016
Yueh-Kuei Ko
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chih-Wei Huang	Date: April 14, 2016
Chih-Wei Huang
Director

/s/ Tsung-Min Chang	Date: April 14, 2016
Tsung-Min Chang
Director

