Form 10-Q
period 2016-03-31
LONGBAU GROUP INC
filed 2016-05-16
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

As of May 10, 2016, there are a total of 30,000,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGBAU GROUP, INC.

Consolidated Financial Statements

As of March 31, 2016 and December 31, 2015 and
for the Three Months then Ended

(Unaudited)

1

Longbau Group, Inc.

Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,201	$80,351
Deposit	62,100	-
Prepaid expenses	116	524

Total current assets	64,417	80,875

Property and equipment, net of accumulated depreciation of $2,094 and $1,799, respectively	1,461	1,756
Other Assets	6,443	6,318

Total assets	$72,321	$88,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$218,090	$190,049
Accounts payable and accrued liabilities - related party	248	244

Total liabilities	218,338	190,293

Stockholders’ deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Additional paid-in capital	149,700	149,700
Accumulated deficit	(285,808)	(239,928)
Other comprehensive loss	(10,209)	(11,416)

Total stockholders’ deficit	(146,017)	(101,344)

Total liabilities and stockholders’ deficit	$72,321	$88,949

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues	$-	$17,500

Operating expenses:
General and administrative expenses	45,585	54,365
Depreciation expense	295	292
Total operating expenses	45,880	54,657

Net loss	(45,880)	(37,157)

Other comprehensive income :
Foreign currency translation adjustments	1,207	1,592

Comprehensive loss	$(44,673)	$(35,565)

Loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(45,880)	$(37,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	295	292
Changes in operating assets and liabilities:
Accounts receivable	-	17,000
Prepaid expenses	414	-
Accounts payable and accrued liabilities	27,999	29,450
Accounts payable and accrued liabilities - related party	-	14,967
Net cash provided by (used in) operating activities	(17,172)	24,552

Cash flows from investing activities
Deposit paid for potential merger	(60,491)	-
Net cash used in investing activities	(60,491)	-

Effect of exchange rate changes on cash and cash equivalents	(487)	1,592

Net increase (decrease) in cash and cash equivalents	(78,150)	26,144

Cash and cash equivalents - beginning of period	80,351	106,863

Cash and cash equivalents - end of period	$2,201	$133,007

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained elsewhere in the Registration Statement on Form 10-K filed with the SEC on April 14, 2016.

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

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

i)	Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, service has provided or good has been delivered, the fee is fixed or determinable, and collectability is probable.

j)	Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities outstanding for the three months ended March 31, 2016 and 2015.

k)	Subsequent Events

The Company’s management reviewed all material events from March 31, 2016 through the issuance date of these financial statements for disclosure consideration.

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

4.	Deposit

In January 2016, the board of directors agreed to pursue a merger with two Taiwanese companies related to the Company’s Chief Executive Officer and the Company paid approximately $62,000 (NT$2,000,000) as earnest money for the merger. Because the parties couldn’t reach an agreement on the terms, the deposit was refunded to the Company in April 2016. As the date of this report, the Company is still negotiating with these two companies.

5.	Related Party Transactions

Salary

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. The agreements ended on February 15, 2015. For the three months ended March 31, 2016 and 2015, the Company recorded salary expenses of $0 and $45,000, respectively, to these shareholders.

Office Leases

In September 2014, the Company entered into a one-year lease agreement with its Chief Executive Officer for leasing an office in Taiwan. The Company agreed to pay approximately $30 (NT$1,000) per month to the officer. For the three months ended March 31, 2015, the Company recorded rent expense of approximately $90. As of March 31, 2016 and 2015, the Company had accrued rent expense of $248 and $244, respectively.

In July 2015, the Company entered into three lease agreements with its officers for leasing offices in Taiwan. The agreements will expire in July 2018 and the Company agreed to pay a deposit of approximately $6,400 (NT$207,500) and rent of approximately $3,100 (NT$103,750) per month to the officers. For the three months ended March 31, 2016, the Company recorded and paid rent expenses of approximately $9,400 (NT$311,250).

Future minimum lease payments, converted to U.S. dollars using foreign exchange rate at March 31, 2016, for operating leases as of March 31, 2016 are as follows:

2016	$28,997
2017	38,663
2018	19,332
Total	$86,992

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

Overview

We are a start-up company actively pursuing a business plan. We do not have significant revenue yet. We have some minimal assets and have incurred losses since inception. We sell death care management consultant services through Longbau Hong Kong, our operating company in Hong Kong, to public consumers across Taiwan. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide end-of-life consulting service and sell end-of-life products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

We will be providing a variety of end-of-life management consultancy services. We consult on the purchase of cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. In addition, the Company specializes in the consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery activities, preneed funeral activities, preneed funeral and cemetery, burial vaults, cemetery property, and cemetery property revenue.

Other than the organic growth, we are also looking to acquire businesses in the death care service industry and other related areas.

Going Concern

As of March 31, 2016, the Company has limited recurring sources of revenue and has an accumulated loss of $285,808 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the three months ended March 31, 2016 and 2015

Revenues. For the three months ended March 31, 2016 and 2015, we had revenues of $0 and $17,500, respectively. We had no revenues for the three months ended March 31, 2016.

General and administrative expenses. For the three months ended March 31, 2016 and 2015, we had general and administrative expenses of $45,585and $54,365, respectively. The decrease mainly due to combination of the increase in rent expense of approximately $9,000 and the decrease in salary and professional fees of approximately $18,000.

Net loss. For the three months ended March 31, 2016 and 2015, our net loss was $45,880 and $37,157, respectively. The increase was mainly due to the decrease in revenues in 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $2,201 on hand.

We used $17,172 net cash in our operations for the three months ended March 31, 2016 and received $24,552 of net cash from our operations for the three months ended March 31, 2015. The change is mainly due to the collection of accounts receivable in 2015 while in 2016 the Company did not generate any revenue.

In January 2016, the board of directors agreed to pursue an merger with two Taiwanese companies related to the Company’s Chief Executive Officer and the Company paid approximately $62,000 (NT$2,000,000) as earnest money for the merger. Because the parties couldn’t reach an agreement on the terms, the deposit was refunded to the Company in April 2016. As of the date of this report, the Company is still negotiating with these two companies.

We plan to fund our operations from loans from our major shareholders and we also plan to raise equity capital by offering shares of our common stock to investors. If financing is needed and we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operating expenses for the next twelve months is as follows:

Salaries and benefits	$140,000
Marketing	10,000
Management overhead	8,000
Professional fees	80,000
Offering fees	70,000
Total	$308,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

2)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 16, 2016	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)
Date: May 16, 2016	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

