Form 10-Q
period 2016-06-30
LONGBAU GROUP INC
filed 2016-08-15
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

As of August 4, 2016, there are a total of 30,000,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LONGBAU GROUP, INC.

Consolidated Financial Statements

As of June 30, 2016 and December 31, 2015 and
for the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

1

Longbau Group, Inc.

Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$41,192	$80,351
Prepaid expenses	104	524

Total current assets	41,296	80,875

Property and equipment, net of accumulated depreciation of $2,389 and $1,799, respectively	1,166	1,756
Other Assets	6,433	6,318

Total assets	$48,895	$88,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$234,699	$190,049
Accounts payable and accrued liabilities - related party	248	244

Total liabilities	234,947	190,293

Stockholders’ deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Additional paid-in capital	149,700	149,700
Accumulated deficit	(325,502)	(239,928)
Other comprehensive loss	(10,550)	(11,416)

Total stockholders’ deficit	(186,052)	(101,344)

Total liabilities and stockholders’ deficit	$48,895	$88,949

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues	$-	$-	$-	$17,500

Operating expenses:
General and administrative expenses	39,421	86,566	85,006	140,931
Depreciation expense	295	295	590	587
Total operating expenses	39,716	86,861	85,596	141,518

Other Income	22	818	22	818

Net loss	(39,694)	(86,043)	(85,574)	(123,200)

Other comprehensive income (loss) :
Foreign currency translation adjustments	(341)	(376)	866	1,216

Comprehensive loss	$(40,035)	$(86,419)	$(84,708)	$(121,984)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(85,574)	$(123,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	590	587
Changes in operating assets and liabilities:
Accounts receivable	-	72,000
Prepaid expenses	420	(818)
Accounts payable and accrued liabilities	44,611	58,907
Accounts payable and accrued liabilities - related party	-	(35,939)
Net cash used in operating activities	(39,953)	(28,463)

Effect of exchange rate changes on cash and cash equivalents	794	1,216

Net decrease in cash and cash equivalents	(39,159)	(27,247)

Cash and cash equivalents - beginning of period	80,351	106,863

Cash and cash equivalents - end of period	$41,192	$79,616

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities outstanding for the three and six months ended June 30, 2016 and 2015.

k)	Subsequent Events

The Company’s management reviewed all material events from June 30, 2016 through the issuance date of these financial statements for disclosure consideration.

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

Salary

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. The agreements ended on February 15, 2015. For the six months ended June 30, 2016 and 2015, the Company recorded salary expense of $0 and $9,000, respectively, to these shareholders.

Office Leases

In September 2014, the Company entered into a one-year lease agreement with its Chief Executive Officer for leasing an office in Taiwan. The Company agreed to pay approximately $30 (NT$1,000) per month to the officer. For the six months ended June 30, 2015, the Company recorded rent expense of $194. As of June 30, 2016 and 2015, the Company had accrued rent expense of $0 and $194.

In July 2015, the Company entered into three lease agreements with its officers for leasing offices in Taiwan. The agreements will expire in July 2018 and the Company agreed to pay a deposit of approximately $6,400 (NT$207,500) and rent of approximately $3,100 (NT$103,750) per month to the officers. For the six months ended June 30, 2016, the Company recorded and paid rent expenses of approximately $18,900 (NT$622,500).

Future minimum lease payments, converted to U.S. dollars using foreign exchange rate at June 30, 2016, for operating leases as of June 30, 2016 are as follows:

2016	$19,297
2017	38,595
2018	19,297
Total	$77,189

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

Overview

We are a start-up company actively pursuing a business plan. We do not have significant revenue. We have some minimal assets and have incurred losses since inception. We sell death care management consultant services through Longbau Hong Kong, our operating company in Hong Kong, to public consumers across Taiwan. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide end-of-life consulting service and sell end-of-life products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

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

In January 2016, the board of directors agreed to pursue a merger with two Taiwanese companies related to the Company’s Chief Executive Officer. As the date of this report, the Company is still negotiating with these two companies.

Going Concern

As of June 30, 2016, the Company has limited recurring sources of revenue and has an accumulated loss of $325,502 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is planning to obtain financing either through the issuance of equity or debt instruments. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

Results of Operations

For the six months ended June 30, 2016 and 2015

Revenues For the six months ended June 30, 2016 and 2015, we had revenues of $0 and $17,500, respectively. We had no revenues for the six months ended June 30, 2016.

General and administrative expenses For the six months ended June 30, 2016 and 2015, we had general and administrative expenses of $85,006 and $140,931, respectively. The decrease mainly due to the decrease of professional fees and office equipment of approximately $31,000 and $51,000, respectively, partially offset by the increase in rent expense of approximately $18,000.

Net loss For the six months ended June 30, 2016 and 2015, our net loss was $85,574 and $123,200, respectively. The decrease was mainly due to the decrease in expenses in 2016.

For the three months ended June 30, 2016 and 2015

Revenues For the three months ended June 30, 2016 and 2015, we had no revenue.

General and administrative expenses For the three months ended June 30, 2016 and 2015, we had general and administrative expenses of $39,421 and $86,566, respectively. We incurred more professional fees for filing a registration statement amendment in 2015.

Net loss For the three months ended June 30, 2016 and 2015, our net loss was $39,694 and $86,043, respectively. The decrease was mainly due to the decrease in expenses in 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash on hand of $41,192.

We used $39,953 and $28,463 net cash in our operations for the six months ended June 30, 2016 and 2015, respectively. We used cash in general and administrative activities to expand our business.

We plan to fund our operations from loans from our major shareholders and we also plan to raise equity capital by offering shares of our common stock to investors. If financing is needed and we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operating expenses for the next twelve months is as follows:

Salaries and benefits	$140,000
Marketing	10,000
Management overhead	8,000
Professional fees	80,000
Total	$238,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 15, 2016	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)
Date: August 15, 2016	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

