Form 10-Q
period 2016-09-30
LONGBAU GROUP INC
filed 2016-10-21
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to __________

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

As of October 10, 2016, there are a total of 30,000,000 shares of common stock issued and outstanding.

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

References to Hong Kong refer to Hong Kong, People’s Republic of China.

References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Hong Kong using the Hong Kong Dollar (HKD), the currency of Hong Kong, in Taiwan using NT$, the currency of Taiwan, and our financial statements are presented in United States dollars (“USD” or “$”).   In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.   These dollar references are based on the exchange rate of NT$ to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Longbau Group, Inc.

Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$16,672	$80,351
Prepaid expenses	919	524

Total current assets	17,591	80,875

Property and equipment, net of accumulated depreciation of $2,698 and $1,799, respectively	866	1,756
Other assets	6,605	6,318

Total assets	$25,062	$88,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$260,497	$190,049
Accounts payable and accrued liabilities - related party	255	244

Total liabilities	260,752	190,293

Stockholders’ deficit:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 30,000,000 shares issued and outstanding	300	300
Additional paid-in capital	149,700	149,700
Accumulated deficit	(376,065)	(239,928)
Other comprehensive loss	(9,625)	(11,416)

Total stockholders’ deficit	(235,690)	(101,344)

Total liabilities and stockholders’ deficit	$25,062	$88,949

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues	$-	$97,028	$-	$114,528

Cost of revenues	-	(24,338)	-	(24,338)

Gross profit	-	72,690	-	90,190

Operating expenses:
General and administrative expenses	50,290	45,669	135,296	186,600
Depreciation expense	300	299	890	886
Total operating expenses	50,590	45,968	136,186	187,486

Income (loss) from operations	(50,590)	26,722	(136,186)	(97,296)

Other Income	27	(731)	49	87

Net income (loss)	(50,563)	25,991	(136,137)	(97,209)

Other comprehensive income (loss) :
Foreign currency translation adjustments	925	3,004	1,791	4,220

Comprehensive income (loss)	$(49,638)	$28,995	$(134,346)	$(92,989)

Earnings (loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flows from operating activities:
Net loss	$(136,137)	$(97,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	890	886
Changes in operating assets and liabilities:
Accounts receivable	-	72,000
Prepaid expenses	(375)	(40,125)
Accounts payable and accrued liabilities	70,351	67,066
Accounts payable and accrued liabilities - related party	-	(35,882)
Net cash used in operating activities	(65,271)	(33,264)

Cash flows from investing activities:
Purchases of property and equipment	-	(6,601)
Net cash used in investing activities	-	(6,601)

Effect of exchange rate changes on cash and cash equivalents	1,592	6,338

Net decrease in cash and cash equivalents	(63,679)	(33,527)

Cash and cash equivalents - beginning of period	80,351	106,863

Cash and cash equivalents - end of period	$16,672	$73,336

Supplementary cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities outstanding for the three and nine months ended September 30, 2016 and 2015.

k)	Subsequent Events

The Company’s management reviewed all material events from September 30, 2016 through the issuance date of these financial statements for disclosure consideration.

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

Salary

The Company entered into employment agreements with certain shareholders on February 15, 2014 and agreed to pay these shareholders a total compensation of $6,000 per month. The agreements ended on February 15, 2015. For the nine months ended September 30, 2016 and 2015, the Company recorded salary expense of $0 and $9,000, respectively, to these shareholders.

Office Leases

In September 2014, the Company entered into a one-year lease agreement with its Chief Executive Officer for leasing an office in Taiwan. The Company agreed to pay approximately $30 (NT$1,000) per month to the officer. For the nine months ended September 30, 2015, the Company recorded rent expense of $194. As of September 30, 2016 and December 31, 2015, the Company had accrued rent expense of $254 and $244, respectively.

In July 2015, the Company entered into three lease agreements with its officers for leasing offices in Taiwan. The agreements will expire in July 2018 and the Company agreed to pay a deposit of approximately $6,600 (NT$207,500) and rent of approximately $3,100 (NT$103,750) per month to the officers. For the nine months ended September 30, 2016 and 2015, the Company recorded and paid rent expenses of approximately $28,820 (NT$933,750) and $9,900 (NT$311,250), respectively.

Future minimum lease payments, converted to U.S. dollars using foreign exchange rate at September 30, 2016, for operating leases as of September 30, 2016 are as follows:

Year ending December 31,	Amount
2016	$9,908
2017	39,629
2018	19,814
Total	$69,351

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

Going Concern

As of September 30, 2016, the Company has limited recurring sources of revenue and has an accumulated loss of $376,065 since inception. Our operation is dependent on funding from our shareholders and officers. The Company expects to incur additional losses in the immediate future due to the start-up nature. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Results of Operations

For the nine months ended September 30, 2016 and 2015

Revenues For the nine months ended September 30, 2016 and 2015, we had revenues of $0 and $114,528, respectively. In March 2014, we entered into two end-of-life consulting agreements which provided monthly revenues of approximately $8,000. The agreements ended in March 2015. In addition, we sold end-of-life products of approximately $90,000 in August 2015. We had no revenue in 2016.

Cost of revenues For the nine months ended September 30, 2016 and 2015, we had cost of revenues of $0 and $24,338, respectively. The cost was for the death products sold in August 2015.

General and administrative expenses For the nine months ended September 30, 2016 and 2015, we had general and administrative expenses of $135,296 and $186,600, respectively. The decrease mainly due to the decrease of professional fees and office equipment of approximately $16,000 and $51,000, respectively, partially offset by the increase in rent expense of approximately $18,000.

Net loss For the nine months ended September 30, 2016 and 2015, our net loss was $136,137 and $97,209, respectively. The increase was mainly due to the decrease in revenues.

For the three months ended September 30, 2016 and 2015

Revenues For the three months ended September 30, 2016 and 2015, we had revenues of $0 and $97,028, respectively. We sold end-of-life products of approximately $90,000 in August 2015. We had no revenue in 2016.

Cost of revenues For the three months ended September 30, 2016 and 2015, we had cost of revenues of $0 and $24,338, respectively. The cost was related to end-of-life products we sold in August 2015.

General and administrative expenses For the three months ended September 30, 2016 and 2015, we had general and administrative expenses of $50,290 and $45,669, respectively.

Net loss For the three months ended September 30, 2016 and 2015, our net loss was $50,563 and $25,991, respectively. The increase was mainly due to the decrease in revenues.

Liquidity and Capital Resources

As of September 30, 2016, we had cash on hand of $16,672.

We used $65,271 and $33,264 net cash in our operations for the nine months ended September 30, 2016 and 2015, respectively. We used cash in general and administrative activities to expand our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: October 21, 2016	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)
Date: October 21, 2016	By:	/s/ Yueh-KueiKo
	Name:	Yueh-KueiKo
	Its:	Chief Financial Officer
(Principal Financial Officer)