Form 10-K/A
period 2015-12-31
LONGBAU GROUP INC
filed 2016-11-18
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Longbau Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2016.

We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Filing (the “Comment Letter”). We have revised Part II, Item 9A. “Controls and Procedures” in this Amendment to include in the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2015, a statement as to whether or not internal control over financial reporting was effective. In addition, we are also including the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.

This Amendment does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to April 4, 2016.

1

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

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective due to the material weaknesses in our control environment and financial reporting process mentioned above.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Company’s status as an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015 and 2014

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(3)     The following Exhibits are filed as part of this report on Form 10-K:

EXHIBITS

Exhibit Number	Description of Exhibit
3.1 (1)	Certificate of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Form of Stock Purchase Agreement
10.2 (1)	Translation of Employment Agreement between the Company and Yueh-Kuei Ko
10.3 (1)	Translation of Employment Agreement between the Company and Tsung-Min Chang
10.4 (1)	Translation of Lease Agreement
10.5 (2)	Changhua Lease, effective July 30, 2015
10.6 (2)	Kaohsiung Lease, effective July 21, 2015
10.7 (2)	Taichung Lease, effective July 13, 2015
21 (3)	Subsidiaries of the registrant
24	Powers of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (4)	XBRL Instance Document.
101.SCH (4)	XBRL Taxonomy Extension Schema Document.
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 14, 2014.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 14, 2015.

(3) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on December 22, 2014.

(4) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 4, 2016.

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

LONGBAU GROUP, INC.

Date: November 18, 2016	By:	/s/ Tsai Ko
Tsai Ko, Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2016	By:	/s/ Yueh-Kuei Ko
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

/s/ Tsai Ko	Date: November 18, 2016
Tsai Ko
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Yueh-Kuei Ko	Date: November 18, 2016
Yueh-Kuei Ko
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chih-Wei Huang	Date: November 18, 2016
Chih-Wei Huang
Director

/s/ Tsung-Min Chang	Date: November 18, 2016
Tsung-Min Chang
Director

