Form 10-K
period 2016-12-31
LONGBAU GROUP INC
filed 2017-04-17
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $39,560,238 based upon the latest known sale price on June 30, 2016 of $6.18 per share.

As of April 17, 2017, there were 30,500,000 shares of common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import refer to Longbau Group, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

General Description of Business

We are actively pursuing business plans focusing on management consulting services, consulting contracts. We are also actively pursuing pre-need death care contracts and have been offering pre-need and at need funeral services and selling funeral related products to customers. We operate our Taiwan death care business primarily through Long Bao Life Technology Co., Ltd. Also, we provide life, property and casualty insurance products and insurance brokerage services to our customers. We operate our Taiwan insurance intermediary business primarily through Ho-Cheng Insurance Brokers Co., Ltd. We intend to utilize a combination of various marketing channels, including, without limitation, telephone sales, in and out of Hong Kong and Taiwan, third-party sales agents, ecommerce, and corporate strategic partnerships and alliances. Our goal is to establish an international brand on death care management consulting services, pre-need and at need funeral services and insurance products with high quality and name recognition.

Currently, the Company is actively pursuing entering consultancy contracts with small death care service providers in Hong Kong and Taiwan. Also, the Company actively sells pre-need death care contracts and insurance products through its subsidiaries in Taiwan. In 2017, the Company plans to expand its scope of customers to include medium-size and large enterprises.

We will be marketing death care management consulting services in one package to our customers. We believe that the innovation and timely introduction of our new service is essential to attract customers. As we are still at our early start-up stage, we are still developing our information systems.

Longbau Group Limited Hong Kong (“Longbau Hong Kong”)

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

Long Bao Life Technology Co., Ltd

On December 29, 2016, Longbau Group, Inc. (“Longbau”), Long Bao Life Technology Co., Ltd (“Long Bao Life”), the Shareholders of Long Bao Life, and Tsai Ko entered into a Share Exchange Agreement (the “Long Bao Life Agreement”). Long Bao Life is a private company incorporated in Taiwan in 2007. At the December 29, 2016 closing of the Long Bao Life Agreement, 250,000 shares of Longbau common stock, par value $0.00001 per share were issued to Long Bao Life’s shareholders in exchange for 100% of Long Bao Life's issued and outstanding ownership interests (“Long Bao Life Exchange Shares”). Upon completion of the foregoing transaction, Long Bao Life became a wholly-owned subsidiary of Longbau.

Long Bao Life provides pre-need and at need funeral services and sells funeral related products, such as urns, in Taiwan. A pre-need death care contract enables a customer to make his/her own funeral arrangements in advance and prepay for the funeral, which reduces the burden of the family at the time of bereavement as well as avoids the influence of rising costs. Also, the company provides consulting services to customer prior to the purchase.

Ho-Cheng Insurance Brokers Co., Ltd.

On December 29, 2016, Longbau, Ho-Cheng Insurance Brokers Co., Ltd. (“Ho-Cheng Insurance”), the shareholders of Ho-Cheng Insurance and Tsai Ko entered into a Share Exchange Agreement (the “Ho-Cheng Insurance Agreement”). Ho-Cheng Insurance is a private company incorporated in Taiwan in 2001. At the December 29, 2016 closing of the Ho-Cheng Insurance Agreement, 250,000 shares of Longbau common stock, par value $0.00001 per share were issued to Ho-Cheng Insurance’s shareholders in exchange for 100% of Ho-Cheng Insurance’s issued and outstanding ownership interests (“Ho-Cheng Insurance Exchange Shares”). Upon completion of the foregoing transaction, Ho-Cheng Insurance became a wholly-owned subsidiary of Longbau.

Ho-Cheng Insurance, a Taiwan based insurance intermediary company focuses on sales of life, property and casualty insurance products underwritten by insurance companies as well as insurance brokerage services. The company has been cooperating with many insurance companies operating in Taiwan to distribute a wide variety of insurance products to customers.

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

On December 29, 2016, the Company issued 500,000 shares of its common stock to several non-U.S. investors in consideration for the 100% of the ownership of Long Bau Life and Ho-Cheng Insurance. The details of the transactions are described above. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

The following flow chart illustrates our Company’s organizational structure:

Industry and Market Overview

Death Care

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

Insurance

Taiwan insurance market is large, highly developed by most standards and still growing quite rapidly.

In recent 10 years, the number of Taiwan insurance intermediaries has increased by 2% annually, which indicates that the demand for insurance intermediaries is increasing. An insurance intermediary mainly provides customers with consulting services and went on to replace insurance companies’ salespersons who could only sell insurance products of their own company. Instead, insurance intermediaries can distribute to customers a wide variety of insurance products underwritten by different insurance companies, which could better meet customers’ needs. Insurance intermediaries have market share of 20% in Taiwan life insurance brokerage market and 19% in Taiwan property and casualty insurance brokerage market.

Competitive Strengths

We believe that we are well-positioned to capitalize on the death care and insurance industry as a result of the following competitive strengths:

High-quality services

To ensure the high quality of our death care management consulting services and pre-need and at need funeral services, we have trained our staff to provide professional and personalized services. Utilizing our experience and expertise we will strive to help families and friends of the deceased get through the hardest time of their lives.

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

Also, we educate and train our insurance salespersons regularly to ensure they provide our customers with accurate product information and high-quality services.

Multiple marketing channels

We expect to derive revenues in multiple channels, including, without limitation, telephone sales, third-party sales agents, ecommerce, and corporate strategic partnerships and alliances.

We are currently also approaching candidates who are specialized in marketing of death care and insurance industry and we will invest related capital and human resources in building our marketing team.

We expect that with our commitment to high-quality services, combined with our multiple marketing channels, Longbau will gradually grow into a well-known brand in death care industry and insurance industry in the future and eventually tap its way to mainland China and other Asian countries.

Our Growth Strategy

In 2017, we expect to provide consulting services to some companies in the death care industry to improve their operation performance. Secondly, we plan to expand our customer base both in the death care industry and insurance industry. Lastly, we plan to sell new funeral related products. In the future, the Company expects to promote the death care services and insurance products in mainland China. Given mainland China is the biggest old age market, we intend to cooperate with large companies and provide consulting services to small companies in death care industry.

Products and Services

Management Consulting Services

Traditionally, funeral owners selling death care services overlook the quality of corporate management. Our executive officers have extensive professional management experience and can solve our clients’ corporate management issues and provide the customer better a better experience using our experience in financial management, sales management, administration, and quality management. The Company’s services will be sold to independent death care service providers through in person contact, telephone calls, and through the internet. There are no current plans to sell services through brick and mortar storefronts. The Company plans to enter into consultant contracts with these service providers for negotiated fees.

Pre-need and At Need Funeral Services

The Company, mainly through Long Bao Life, provides pre-need and at need funeral services. A pre-need death care contract enables a customer to make his/her own funeral arrangements in advance and prepay for the funeral, which reduces the burden of the family at the time of bereavement as well as avoids the influence of rising costs.

Funeral Related Products

Our subsidiary, Long Bao Life, sells funeral related products, such as urns, in Taiwan.

Life, Property and Casualty Insurance Products

Our subsidiary, Ho-Cheng Insurance, has been cooperating with many insurance companies operating in Taiwan to distribute a wide variety of insurance products to customers. Ho-Cheng Insurance sells our customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products that Ho-Cheng Insurance sells are underwritten by some of the leading insurance companies in Taiwan.

Life Insurance Products

The life insurance products the Company distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products the Company distributes combine features of one or more of the categories listed below.

•	Individual Whole Life Insurance. The individual whole life insurance products the Company distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products the Company distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Health Insurance. The individual health insurance products the Company distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to sickness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•	Accidental Injury Insurance. Accidental Injury Insurance is the kind of life insurance that insurance benefit is given when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will. Accidental Injury Insurance policies expire when the premium is not paid or a certain age is attained.

•	Investment-oriented Insurance. Investment-oriented insurance products are the market linked insurance plan which also provide life coverage. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, investment-oriented insurance policies are categorized into two broad categories: (1) the death benefit is equal to the higher of insured amount or fund value; (2) the death benefit is equal to the insured amount plus fund value.

•	Foreign Currency Policy Commodity. It is a life insurance policy in which a policy benefit shall all be paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest, is paid upon the death of the insured.

•	Travel Accident Insurance. It is a kind of casualty insurance. The travel accident insurance provides monetary compensation in case the insured dies or loses a limb in an accident while he or she is traveling. The premium is based on the days of traveling and the insured amount.

Property and Casualty Insurance Products

The Company’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance.

The property and casualty insurance products the Company distributes can be further classified into the following categories:

•	Automobile Insurance. The Company distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies the Company sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. The Company also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The policy could also cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Casualty Insurance. Casualty insurance is made to insure any loss or damage to property. This is designed to cover loss that is caused by direct accident. The policy period is usually one year. The premium is based on the insured amount.

•	Liability Insurance. When the insured is legally obligated to indemnify a third party and subject to a claim in connection therewith, the liability insurer is liable to provide such indemnification on behalf of the insured. The policy period is usually one year. The premium is based on the insured amount.

•	Commercial Property Insurance. The commercial property insurance products the Company distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

Employees

We currently have 50 employees to whom we are paying salaries. Depending on the business needs, we intend to recruit additional full-time employees in the future.

Stock Option Plan

As of December 31, 2016, we do not have any stock option plans.

Subsidiaries

Longbau Hong Kong is a wholly owned subsidiary of Longbau Group, Inc. and Longbau Taiwan is a wholly owned subsidiary of Longbau Hong Kong. Long Bao Life and Ho-Cheng Insurance are wholly owned subsidiaries of Longbau Taiwan.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Regulation

Funeral Industry

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

Insurance Industry

Insurance activities undertaken within Taiwan are primarily governed by the Insurance Act and the related rules and regulations and supervised by Financial Supervisory Committee in Taiwan, the FSC.

The Insurance Act defines several subjects of insurance industry, such as insurer, insurance agency, insurance brokerage and insurance adjustor. It established requirements for form of organization, and qualifications and procedures to establish an insurance organization as well as separation of property insurance businesses and life insurance businesses. The insurers, insurance agencies, insurance brokerages and insurance adjustors must join the related industry associations, or they are prohibited from conducting business operation.

The FSC is the competent authority responsible for supervising, regulating, and facilitating the development of financial market and financial services in Taiwan, including the insurance sector.

Regulations Governing Insurance Agents (the “Agent Rule”)

An insurance agent stipulated under the Insurance Law refers to a person who is on behalf of the insurer to conduct agency business pursuant to the agency contract or the power of attorney and charges fees from the insurer. Depending on their focused insurance areas, i.e. property insurance and life insurance, insurance agents can be divided into property insurance agents and life insurance agents. No matter what insurance industry an insurance agent is engaged in, it must have one of the following qualifications: (1) having passed the insurance agency examination for professional and technical staff; (2) having passed the insurance agency qualification test; or (3) having obtained the agency practitioner certificate and practiced the same business. Those who have agent qualifications required by the Agent Rule may conduct business after they obtain the practitioner certificates under the name of themselves or the company they work for. An agency company must hire more than one agent to act as signatory (ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add more signatories. An insurance agent may only work for one insurance agency company as signatory at one time.

There are special requirements for agency companies, such as the name of an agent company must contain the words “insurance agency”, and when an agency company applies to operate agency business, the minimum registered capital must be at least $157,953 (Taiwan $5 million) fully paid up in cash, according to which, insurance agency companies with business license obtained prior to the implementation of this latest Agent Rule shall adjust their registered capital within five years upon the its implementation.

The Practitioner Certificate

The practitioner certificate has a duration of five years, and must be renewed before expiration. In case an agent has the qualifications for both of property and life insurance, unless otherwise approved by the administrative authority, only one kind of insurance agency practitioner certificate may be obtained upon his selection.

Education and Training

There are two types of education and training for an insurance agent, pre-vocational and on-the-job education and training. An insurance agent must attend in pre-vocational education and training for at least 32 hours during the one year before applying for practicing insurance agency business and on-the-job education and training for at least 16 hours with law courses for no less than 8 hours per year, commencing after one year from the issuance of this latest Agent Rule.

Management of Insurance Agencies

The rules describing how to conduct insurance agency business concentrate on the concept that the agencies must take care of customers' matters in good faith. To ensure this concept is properly carried out, the rules require insurance agency companies must have legal compliance officers with one of the following qualifications: (1) are qualified to be insurance agents or brokers and have worked as actual signatories; (2) have five years working experience in the insurance industry, insurance agency or insurance brokerage; or (3) having graduated from departments related to insurance or law departments of colleges and universities with more than three years working experience in insurance industry, insurance agency or insurance brokerage.

Regulations Governing Insurance Brokers (the “Broker Rule”)

An insurance broker stipulated under the Insurance Act refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) has passed the Examination for Professionals and Technical Personnel in the category of insurance broker; (2) Is on record as having previously passed a broker qualification test held by the competent authority; or (3) Has previously obtained a broker practice license and practiced thereunder.

Those who have brokerage qualifications required by the Broker Rule may conduct business after they obtain the practitioner certificates under their own name or the company they work for. A brokerage company must hire more than one broker to act as signatory (ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add signatories. An insurance broker may only work for one insurance brokerage company as signatory at one time.

There are special requirements for brokerage companies, such as the name of an brokerage company must contain the words “insurance broker”; when an brokerage company applies to operate brokerage business, the minimum registered capital must be at least $157,953 (Taiwan $5 million) fully paid up in cash, according to which, insurance brokerage companies with business license obtained prior to the implementation of this latest Broker Rule shall adjust their registered capital within five years upon the its implementation.

The Practitioner Certificate

The insurance broker practitioner certificate has a validation duration of five years, and must be renewed before expiration. In case a broker has the qualifications for both property insurance and life insurance, he may obtain both insurance brokerage practitioner certificates.

Education and Training

There are two types of education and training for an insurance broker, pre-vocational and on-the-job education and training. An insurance broker must attend pre-vocational education and training for at least 32 hours during the one year before applying for practicing insurance broker business and on-the-job education and training for at least 16 hours with law courses for no less than 8 hours per year, commencing after one year from the issuance of this latest Broker Rule.

Management of Insurance Brokerages

The rules describing how to conduct brokerage business concentrate on the concept that the brokerages must take care of customers' matters in good faith. To ensure that this concept is properly carried out, the rules require insurance brokerage companies must have legal compliance officers who have one of the following qualifications: (1) Having the qualification of an insurance agent or broker and actually serving as a signatory; (2) Having at least five years of work experience in related business of insurance enterprise, insurance agent company or broker company; or (3) Having graduated from college with a degree in finance, insurance or related field, or a degree in law and having at least three years of work experience in related business of insurance enterprise, insurance agent company or broker company.

Rules on the Administration of Insurance Salespersons (the “Salesperson Rule”)

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on September 14, 2010 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson falling under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs to unless he has completed the registration in accordance with the Salesperson Rules and has obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and has at least graduated from a senior high school or a senior vocational school or have an equivalent educational background. In addition, the salesperson must meet one of the following requirements: (1) passed the salesperson qualification examination held by relevant associations; or (2) have a valid the registration certificate. Once the salespersons passed the qualification examination, the relevant association will notify the company where the salesperson works, then the company will issue a registration certificate for the salesperson and file such registration certificate with the relevant authorities. The registration certificate is valid for five years and must be renewed before expiration. The salesperson must present the registration certificate before they start attracting insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company supervises the work of the salesperson and is joint and severally liable for any damage caused by its salesperson.

Education and Training

Salespersons must attend in education and training held by their companies every year, or the companies shall revoke the registration certificates of those who fail to attend such education and training.

The Salesperson Rule also stipulates the proper ways and manners to be followed by the salespersons in conducting their businesses and specifies the penalties in case of their violation of the Salesperson Rule.

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of $16,653 (Taiwan $500,000) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

ITEM 1A	RISK FACTORS

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

We believe that the following risk factors are the most significant for our business:

We have incurred losses and may continue to incur losses.

We had consolidated net loss of $191,304 and $311,456 for the years ended December 31, 2016 and 2015 and we may continue to incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis. We currently have 50 employees, and our operation is expanding. We generated approximately $8.0 million revenues during the year ended December 31, 2016, and expect to generate more revenue in 2017 from funeral and insurance services.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

We are currently selling services in Hong Kong through Longbau Hong Kong, our operating company in Hong Kong, to small death care companies across Hong Kong, and we intend to expand business operations by distributing and exporting our consultancy services in 2017 through a variety of marketing channels. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. We anticipate continued growth in the future through internal expansion as well as external strategic partnerships or alliances. Our expansion will place substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

Our future success depends heavily upon (i) the continuing services of our current senior management team and (ii) the recruitment of other key personnel, in particular the Chief Executive Officer. If we fail to recruit the key personnel, or one or more of our senior management team, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in Hong Kong and Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

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

If we fail to attract and retain productive sales professionals or agents, our business could suffer.

Our entire sales of life, property and casualty insurance products are conducted through our individual sales professionals or agents, who are not our employees. Some of these sales professionals or sales agents are significantly more productive than others in generating sales. If we are unable to attract and retain the core group of highly productive sales professionals or sales agents, our business could be materially and adversely affected. Competition for sales personnel from insurance companies and other insurance intermediaries may also force us to increase the compensation of our sales professionals or sales agents, which would increase operating costs and reduce our profitability.

Competition in insurance industry is intense and, if we are unable to compete effectively, we may lose customers and our financial results may be negatively affected.

The insurance intermediary industry in Taiwan and China is highly competitive, and we expect competition to persist and intensify. In insurance product distribution, we face competition from insurance companies that use their in-house sales force and exclusive sales agents to distribute their products, and from business entities that distribute insurance products on an ancillary basis, such as commercial banks, postal offices and automobile dealerships, as well as from other professional insurance intermediaries. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. If we are unable to compete effectively against those competitors, we may lose customers and our financial results may be negatively affected.

Because the commission and fee revenue we earn on the sale of insurance products is based on premiums and commission and fee rates set by insurance companies, any decrease in these premiums or commission and fee rates may have an adverse effect on our results of operations.

We are engaged in the insurance agency and brokerage business and derive revenues primarily from commissions and fees paid by the insurance companies whose policies our customers purchase. The commission and fee rates are set by insurance companies and are based on the premiums that the insurance companies charge. Commission and fee rates and premiums can change based on the prevailing economic, regulatory, taxation-related and competitive factors that affect insurance companies. These factors, which are not within our control, include the ability of insurance companies to place new business, underwriting and non-underwriting profits of insurance companies, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost, the availability of alternative insurance products such as government benefits and self-insurance plans, as well as the tax deductibility of commissions and fees and the consumers themselves .

We may require additional funds to continue our business plan.

Our business plan and growth strategy call for ongoing expenses in connection with the distribution of our death care services. As of December 31, 2016, we had $486,352 cash on hand and we have accumulated a deficit of $863,602.

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

Our primary operation is located in Taiwan, and because the rights of shareholders under Taiwan law differ from those under U.S. law, you may have difficulty protecting your shareholder rights.

We conduct all of our business operations through our operating entity in Taiwan, whose corporate affairs are governed by its Articles of Incorporation and by the laws governing corporations incorporated in Taiwan. The rights of shareholders and the responsibilities of management and the members of the board of directors under Taiwan law are different from those applicable to a corporation incorporated in the United States. For example, directors and controlling shareholders of Taiwan companies do not owe fiduciary duties to minority shareholders.. Therefore, public shareholders of Taiwan companies may have more difficulty in protecting their interest in connection with actions taken by management or members of the board of directors than they would as public shareholders of a U.S. corporation.

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

Extensive regulation of our industry may limit our flexibility to respond to market conditions and competition, and our business may suffer.

We operate our insurance agency and brokerage business in Taiwan through our operating entity Ho-Cheng Insurance. As an insurance agency and brokerage service provider in Taiwan, Ho-Cheng Insurance is subject to extensive regulation. As revenue generated by Ho-Cheng Insurance constitutes a substantial part of our revenue, any changes in the regulatory environment applicable to Ho-Cheng Insurance may adversely affect our business, financial condition and results of operations.

Currently Ho-Cheng Insurance’s principal regulator is the Financial Supervisory Committee in Taiwan, or the FSC, which was formed on July 1, 2004 in accordance with the Financial Supervisory Organization Act, which was intended to grant regulatory authority over the Taiwan insurance industry to the FSC.

We operate our pre-need funeral services business in Taiwan through Long Bao Life. Pre-need funeral service providers are also strictly regulated in Taiwan.

See “Item 1.Business—Regulation” for a discussion of the regulatory environment applicable to Ho-Cheng Insurance and Long Bao Life.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s headquarters is located in Chuanghua, Taiwan. The Company leased offices in cities throughout Taiwan, including offices leased from its officers and directors.

On December 30, 2014, the Company entered into a land purchase agreement with a third-party individual. Pursuant to the agreement, the Company agreed to purchase 1,296 square feet of land in Tauyuan, Taiwan for $1,972,063 (Taiwan $62,600,000). The title of the land has been transferred to the Company with the ownership certificate held in escrow until total proceeds are paid. The land is currently still a collateral to a bank for the seller's outstanding borrowing.

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

(a) Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “LNGB” since March 25, 2015.

The following table sets forth for the respective periods indicated the high and low closing prices for the common stock, as reported by the OTCBB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2016
	Low	High
First Quarter ended March 31, 2016	$4.10	$7.90
Second Quarter ended June 30, 2016	$5.50	$6.20
Third Quarter ended September 30, 2016	$6.10	$6.48
Fourth Quarter ended December 31, 2016	$4.75	$6.50

	Fiscal Year Ended December 31, 2015
		Low		High
First Quarter ended March 31, 2015	$	N/A	$	N/A
Second Quarter ended June 30, 2015	$	N/A	$	N/A
Third Quarter ended September 30, 2015		$0.80		$5.00
Fourth Quarter ended December 31, 2015		$3.50		$5.00

(b) Shareholders

On March 15, 2017, there were approximately 50 holders of record of our common stock.

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

(e)  Performance Graph

Not applicable.

(f)  Sale of Unregistered Securities

Not applicable.

5(b) Use of Proceeds

Not applicable.

5(c) Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the year ended December 31, 2016.

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

On December 29, 2016, we, Long Bao Life Technology Co., Ltd (“Long Bao Life”), the shareholders of Long Bao Life, and Tsai Ko, our CEO, entered into a share exchange agreement whereby we issued 250,000 shares of our common stock to Long Bao Life shareholders in exchange for 100% of Long Bao Life's issued and outstanding ownership interests. Upon completion of the foregoing transaction, Long Bao Life became our wholly-owned subsidiary. Long Bao Life was a private company incorporated in Taiwan in 2007.

Long Bao Life provides “pre-need” and “at need” funeral services and sells funeral related products, such as urns, in Taiwan. A pre-need death care contract enables a customer to make his/her own funeral arrangements in advance and prepay for the funeral, which reduces the burden of the family at the time of bereavement as well as avoids the influence of rising costs. In addition, the company provides consulting services to customer prior to the purchase. Long Bao Life utilizes various systems, including multi-level marketing ("MLM") system, to sell the preneed contracts and other products. Under the MLM system, the salespeople are compensated not only for sales they generate, but also for the sales of the other salespeople that they recruit. This recruited sales force is referred to as the participant's "downline", and can provide multiple levels of compensation. MLM is one type of direct selling. The salespeople are expected to sell products directly to consumers by means of relationship referrals and word of mouth marketing. MLM salespeople not only sell the Long Bao Life products but also encourage others to join Long Bao Life as a distributor. Long Bao Life also sells its preneed contracts and other products through agents where it pays a fixed amount of commission.

On December 29, 2016, we, Ho-Cheng Insurance Brokers Co., Ltd. (“Ho-Cheng Insurance”), the shareholders of Ho-Cheng Insurance and Tsai Ko entered into a share exchange agreement whereby we issued 250,000 shares of our common stock to Ho-Cheng Insurance shareholders in exchange for 100% of Ho-Cheng Insurance’s issued and outstanding ownership interests. Upon completion of the foregoing transaction, Ho-Cheng Insurance became our wholly-owned subsidiary. Ho-Cheng Insurance was a private company incorporated in Taiwan in 2001.

Ho-Cheng Insurance, a Taiwan based insurance intermediary company focuses on sales of life, property and casualty insurance products underwritten by insurance companies as well as insurance brokerage services. The company has been cooperating with many insurance companies operating in Taiwan to distribute a wide variety of insurance products to customers.

Tsai Ko, our Chief Executive Officer, Director and owner of 30% of our outstanding common stock was (i) the Chief Executive Officer of Long Bao Life and owner of 12% of Long Bao Life’s ownership interests; and (ii) owner of 25% of Ho-Cheng Insurance’s ownership interests.

Yueh-Kuei Ko, our Chief Financial Officer, Director, and owner of 5% of our outstanding common stock was (i) a Long Bao Life Director and 18% owner of Long Bao Life’s ownership’s interests and (ii) the Chief Executive Officer of Ho-Cheng Insurance and a 25% owner of Ho-Cheng Insurance’s ownership interests.

Tsai Ko, Yueh-Kuei Ko and relatives of each collectively owned a majority interest in both Long Bao Life and Ho-Cheng Insurance.

Long Bao Life, Ho-Cheng and us were entities under common control and had been since the earliest period presented in these consolidated financial statements included elsewhere in this Form 10K; therefore, the consolidated financial statements have been presented as if the acquisitions of Long Bao Life and Ho-Cheng Insurance had occurred at the beginning of the period for which consolidated financial statements are presented (January 1, 2015). The 2015 financial statements have been retroactively adjusted to include the financial position and results of operations and cash flows of Long Bao Life and Ho-Cheng Insurance.

Results of Operations

For the years ended December 31, 2016 and 2015

Revenues.  For the year ended December 31, 2016, we generated revenues of $7,986,658 as compared to $7,843,005 for the year ended December 31, 2015, an increase of $143,653 or 1.8%. Revenue from our funeral services segment decreased by $358,526 or 18.7% from $1,917,356 in 2015 to $1,558,830 in 2016. The decrease is principally due to less sales of urns. Revenue from our insurance segment increased by $611,225 or 10.5% from $5,816,603 in 2015 to $6,427,828 in 2016. The increase is principally due to more sales of insurance products. Revenue from our consulting services segment decreased by $109,046 or 100.0% from $109,046 in 2015 to $0 in 2016. The decrease is principally due to no revenue from consulting services in 2016.

Cost of revenues. For the year ended December 31, 2016, our cost of revenues was $5,996,677 as compared to $6,060,619 for the year ended December 31, 2015, a decrease of $63,942 or 1.06%. The decrease is principally due to the decrease in urn sales which is partially offset by the increase of commission paid to insurance agents.

General and administrative expenses.  For the year ended December 31, 2016, we had general and administrative expenses of $2,031,138 as compared to $1,931,209 for the year ended December 31, 2015, an increase of $99,929 or 5.2%. As a percentage of revenues, our general and administrative expenses for the years ended December 31, 2016 and 2015 were 25.4% and 24.6% respectively. The increase in both dollars and percentage is due to an overall increase in professional services fees related to the acquisitions of Long Bao Life and Ho-Cheng Insurance.

Other income (expense).  For the year ended December 31, 2016, we had other income of $10,373 as compared to other expense of $94,196 for the year ended December 31, 2015, an increase of $104,569 or 111.1%. The increase is principally due to higher realized and unrealized losses on our trust investments in 2015 as compared to 2016.

Net loss.  For the year ended December 31, 2016, we had a net loss of $191,304 as compared to $311,456 for the year ended December 31, 2015, a decrease in net loss of $120,152 or 38.6%. The decrease in net loss is due to factors discussed above.

Liquidity and Capital Resources

On February 24, 2014, we raised $150,000 from selling 30,000,000 shares of our common stock which is being used to fund our operations. We plan to fund our operations from loans from our major shareholders and we may raise equity capital by offering shares of our common stock to investors.

As of December 31, 2016, we had cash on hand of $486,352.

Operating activities. For the year ended December 31, 2016, we generated cash from operating activities of $3,549 as compared to $485,237 for the year ended December 31, 2015. The decrease is principally due to changes in operating assets and liabilities.

Investing activities. For the year ended December 31, 2016, we used cash in investing activities of $51,998 as compared to $835,948 for the year ended December 31, 2015. The decrease is principally due to lower purchases of property and equipment in 2016. In 2015, the Company acquired a piece land in Taichuang, Taiwan and used cash of approximately $756,450 as part of the purchase consideration.

Financing activities. For the year ended December 31, 2016, we used cash in financing activities of $51,321 as compared to $18,736 for the year ended December 31, 2015. The increase is principally due to the proceeds from capital contributions of $61,190 in 2015 compared to none in 2016. Additionally, the Company paid $57,522 and $79,926 cash dividends for the years ended December 31, 2016 and 2015, respectively.

We plan to fund our operations from loans from our major shareholders and we may raise equity capital by offering shares of our common stock to investors as well as from our operations.

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

We do not currently have any arrangements for financing or immediate plans to raise funding. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our major shareholders or directors and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders and may include liquidation or other preferences that adversely affect your right as a stockholder. The Company may obtain financing by issuing debt which may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain such additional financing is needed and if we cannot receive such financing we may be forced to suspend or cease operations.

Contractual Obligations

Our significant contractual obligations as of December 31, 2016, are as follows:

	Less than	One to three	Three to five	More than Five
	One Year	Years	Years	Years	Total
Other payables - land purchase	$1,194,455	$-	$-	$-	$1,194,455
Leases	215,370	83,187	9,283	-	307,840
Total	$1,409,825	$83,187	$9,283	$-	$1,502,295

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

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.

The Company provides merchandise return policy where customers who return the merchandises or cancel the contracts can receive full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowance for sales return is established based on management’s estimates of expected returns and historical experiences.

Inventory

Inventory is valued at the lower of the inventory’s cost or the current market price of the inventory using weighted average cost method. Management compares the cost of inventory using weighted average cost method with its market value and an allowance is made to write down inventory to market value, if lower.

Trust Investments

Pursuant to Taiwanese law, 75% of the proceeds from preneed sales of merchandise and services are put into trust until such time that the Company meets the requirements for releasing trust amount, which is generally when the service and merchandise are delivered, when the preneed contract is canceled and when the balance of the trust fund exceeds 75% of the proceeds from sales of preneed contracts. The legal beneficiary of the trust is the Company. The investments of such trust funds are classified as trading securities and are reported at fair market value; therefore, the unrealized gains and losses are included in the statement of operations. Targets that the trust fund can invest in are regulated by the authorities. On an annual basis, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including all investment income.

Deferred Commission Costs

The Company defers certain preneed contracts direct obtaining costs related to the acquisition of new preneed contracts. Such costs are expenses as the revenues are recognized.

Deferred Preneed Contract Revenues and Deferred Revenues – Current

The Company sells preneed contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are entered into prior to the delivery of the related merchandise and services, amount collected in advance is recorded in deferred preneed contract revenues. If a preneed contract is terminated upon a customer’s request, a refund equal to total amount collected by the Company minus 20% of the contract price will be made when the termination is not made within 14 days from the contract initiation date. Full refund will be made when the termination is made within 14 days. We do not record accounts receivable in accordance with the contractual payment date given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services.

The Company also offers its merchandise and provides funeral hosting services on a stand-alone at need basis. Amount collected from customer before the merchandises and services are delivered is recorded in deferred revenues – current on the balance sheet.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

At need sales are recognized as revenue when the service is performed or merchandise is delivered. Pre-need funeral services and funeral merchandise under contracts that provide for delivery of the services and merchandise at the time of need. Revenue associated with sales of preneed funeral contracts is deferred until funeral merchandise is delivered or the funeral services are performed, generally at the time of need. Pursuant to Taiwanese law, 75% of the proceeds from funeral merchandise or services sold on a preneed basis is required to be paid into trust funds.

We sell insurance products to customers, and obtains commissions from the respective insurance carriers according to the terms of each insurance company service agreement. We recognize revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective.

Income Taxes

We use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

We do not expect adoption of any other new accounting pronouncements will have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LONGBAU GROUP, INC.

Consolidated financial statements

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LongBau Group, Inc.

Taichung, Taiwan

We have audited the accompanying consolidated balance sheets of LongBau Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and comprehensive loss, and cash flows for each of the years then ended. LongBau Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LongBau Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 17, 2017

Longbau Group, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$486,352	$575,640
Accounts receivable, net of allowance	900,987	785,219
Other receivables - related parties	-	51,796
Income taxes receivable	15,971	-
Inventory	471,746	487,477
Deferred tax assets	13,033	9,323
Prepaid expenses and other current assets	18,645	34,626
Total current assets	1,906,734	1,944,081

Property and equipment, net of accumulated depreciation	2,124,558	2,109,370
Trust investments, restricted	6,182,205	4,903,535
Deferred commission cost	1,036,206	977,395
Deferred tax assets - noncurrent	190,932	232,519
Patents, net of accumulated amortization	10,496	11,379
Other assets	68,650	67,459
TOTAL ASSETS	$11,519,781	$10,245,738

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,842,289	$1,478,362
Accounts payable and accrued expenses - related party	12,438	5,850
Deferred revenues - current	92,524	25,661
Other payable - land purchase	1,194,455	1,173,580
Other payable - related party	12,378	45,629
Income taxes payable	-	73,441
Other payables	42,085	66,989
Total current liabilities	3,196,169	2,869,512
Deferred preneed contract revenues	7,875,013	6,694,936
TOTAL LIABILITIES	11,071,182	9,564,448

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized; 30,500,000 and 30,000,000 shares issued and outstanding, respectively	305	300
Additional paid-in capital	1,233,266	1,233,271
Legal capital reserve	78,651	70,824
Accumulated deficit	(863,602)	(606,949)
Accumulated other comprehensive loss	(21)	(16,156)
Total stockholders' equity	448,599	681,290
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,519,781	$10,245,738

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2016 and 2015

	2016	2015

Revenues	$7,986,658	$7,843,005
Operating expenses:
Cost of revenues	5,996,677	6,060,619
General and administrative	2,031,138	1,931,209
Depreciation and amortization expense	87,971	65,103
Total operating expenses	8,115,786	8,056,931

Loss from operations	(129,128)	(213,926)

Other income (expense):
Realized and unrealized investment losses, net	(36,109)	(221,016)
Other income	46,482	126,820
Total other income (expense)	10,373	(94,196)

Loss before provision for income taxes	(118,755)	(308,122)

Income taxes expense	72,549	3,334

Net loss	(191,304)	(311,456)

Other comprehensive loss:
Foreign currency translation gain (loss)	16,135	(28,682)

Comprehensive loss	$(175,169)	$(340,138)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	30,002,732	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2016 and 2015

			Additional			Other	Total
	Common Stock		Paid-In	Legal	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Income (Loss)	Equity
Balance, December 31, 2014	30,000,000	$300	$1,172,081	$66,231	$(249,080)	$12,526	$1,002,058

Cash contribution - Ho-Cheng Insurance	-	-	61,190	-	-	-	61,190
Cash dividend	-	-	-	-	(41,820)	-	(41,820)
Transfer to legal capital reserve	-	-	-	4,593	(4,593)	-	-
Foreign currency translation gain	-	-	-	-	-	(28,682)	(28,682)
Net loss	-	-	-	-	(311,456)	-	(311,456)

Balance, December 31, 2015	30,000,000	300	1,233,271	70,824	(606,949)	(16,156)	681,290

Cash dividend	-	-	-	-	(57,522)	-	(57,522)
Transfer to legal capital reserve	-	-	-	7,827	(7,827)	-	-
Acquisition of Longbao Life and Ho-Cheng Insurance	500,000	5	(5)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	16,135	16,135
Net loss	-	-	-	-	(191,304)	-	(191,304)

Balance, December 31, 2016	30,500,000	$305	$1,233,266	$78,651	$(863,602)	$(21)	$448,599

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015

OPERATING ACTIVITIES:
Net loss	$(191,304)	$(311,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,971	65,103
Deferred income taxes	42,259	(81,105)
Change in current assets and liabilities:
Accounts receivable	(119,086)	100,587
Inventory	24,449	17,616
Prepaid expenses and other current assets	16,626	32,811
Trust investments, restricted	(1,193,713)	(1,580,815)
Deferred commission cost	(41,504)	(287,880)
Accounts payable and accrued expenses	332,707	296,898
Accounts payable and accrued expenses - related party	6,493	(40,006)
Deferred revenue - current	66,533	(70,518)
Other payables	-	18,974
Deferred preneed contract revenues	1,063,008	2,307,840
Income tax payable	(90,890)	17,188
Net cash provided by operating activities	3,549	485,237

INVESTING ACTIVITIES:
Purchases of property and equipment	(64,541)	(895,217)
Proceeds from other receivables - related parties	52,817	4,496
Deposits received	-	7,470
Other payable - related party	(40,328)	47,303
Net cash used in investing activities	(52,052)	(835,948)

FINANCING ACTIVITIES:
Proceeds from cash contribution	-	61,190
Payments from borrowing short-term debt	6,201	-
Payment of dividends	(57,522)	(79,926)
Net cash used in financing activities	(51,321)	(18,736)

Effect of exchange rate changes on cash and cash equivalents	10,536	(15,527)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(89,288)	(384,974)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	575,640	960,614

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$486,352	$575,640

CASH PAID FOR:
Interest	$-	$-
Income taxes	$116,530	$55,117

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer to capital reserve	$7,827	$4,593
Other payable - land purchase	$-	$1,173,580

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Longbau Group, Inc. (the “Company”) was incorporated in the State of Delaware on December 23, 2013. The Company owns 100% of Longbau Group Limited, which was incorporated in Hong Kong on February 14, 2014. The Company is focusing its business on consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery and funeral activities, burial vaults, cemetery property, and cemetery property revenue.

In September 2014, the Company established Longbau Management Consulting LLC in Taiwan (“Longbau Taiwan”) to provide end-of-life consulting services and sell end-of-life products in Taiwan. Longbau Taiwan is 100% owned by Longbau Group Limited. In 2015, the Company started to sell supplies for funerals and plans to provide additional funeral services for the Taiwanese market.

On December 29, 2016, the Company entered into a share exchange agreement with the shareholders of Long Bao Life Technology Co., Ltd (“Long Bao Life”), and Tsai Ko, the Company’s CEO. Pursuant to the agreement, the Company issued 250,000 shares of its common stock to the shareholders of Long Bao Life in exchange for 100% of Long Bao Life's issued and outstanding ownership interests. Upon completion of the foregoing transaction, Long Bao Life became a wholly-owned subsidiary of the Company. Long Bao Life was a private company incorporated in Taiwan in 2007.

Long Bao Life provides “pre-need” and “at need” funeral services and sells funeral related products, such as urns, in Taiwan. A pre-need death care contract enables a customer to make his/her own funeral arrangements in advance and prepay for the funeral, which reduces the burden of the family at the time of bereavement as well as avoids the influence of rising costs. In addition, the Company provides consulting services to customers prior to the purchase. Long Bao Life utilizes various systems, including multi-level marketing ("MLM") system, to sell the preneed contracts and other products. Under the MLM system, the salespeople are compensated not only for sales they generate, but also for the sales of the other salespeople that they recruit. This recruited sales force is referred to as the participant's "downline", and can provide multiple levels of compensation. MLM is one type of direct selling. The salespeople are expected to sell products directly to consumers by means of relationship referrals and word of mouth marketing. MLM salespeople not only sell the Long Bao Life products but also encourage others to join Long Bao Life as a distributor. Long Bao Life also sells its preneed contracts and other products through agents where it pays a fixed amount of commission.

On December 29, 2016, the Company entered into a share exchange agreement with the shareholders of Ho-Cheng Insurance Brokers Co., Ltd. (“Ho-Cheng Insurance”) and Tsai Ko, the Company’s CEO. Pursuant to the agreement, the Company issued 250,000 shares of its common stock to shareholders of Ho-Cheng Insurance in exchange for 100% of Ho-Cheng Insurance’s issued and outstanding ownership interests. Upon completion of the foregoing transaction, Ho-Cheng Insurance became a wholly-owned subsidiary of the Company. Ho-Cheng Insurance was a private company incorporated in Taiwan in 2001.

Ho-Cheng Insurance, an insurance intermediary company, focuses on sales of life, property and casualty insurance products underwritten by insurance companies as well as insurance brokerage services. Ho-Cheng Insurance has been cooperating with many insurance companies operating in Taiwan to distribute a wide variety of insurance products to customers.

Tsai Ko, the Company’s Chief Executive Officer, Director and a majority shareholder of the Company, was (i) the Chief Executive Officer of Long Bao Life and owner of 12% of Long Bao Life’s ownership interests; and (ii) owner of 25% of Ho-Cheng Insurance’s ownership interests.

Yueh-Kuei Ko, the Company’s Chief Financial Officer, Director, and owner of 5% of the Company’s outstanding common stock was (i) a Long Bao Life Director and 18% owner of Long Bao Life’s ownership’s interests and (ii) the Chief Executive Officer of Ho-Cheng Insurance and a 25% owner of Ho-Cheng Insurance’s ownership interests.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Tsai Ko, Yueh-Kuei Ko and relatives of each collectively owned a majority interest in both Long Bao Life and Ho-Cheng Insurance.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional currency is the Taiwanese Dollar (“Taiwan $” or “NT$”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”). The Company, Long Bao Life and Ho-Cheng were entities under common control and had been since the earliest period presented in these consolidated financial statements; therefore, the accompanying consolidated financial statements have been presented as if the acquisitions of Long Bao Life and Ho-Cheng Insurance had occurred at the beginning of the period for which these consolidated financial statements are presented (January 1, 2015). The 2015 financial statements have been retroactively adjusted to include the financial position, results of operations and cash flows of Long Bao Life and Ho-Cheng Insurance.

Foreign Currency Translation

The accounts of the Company are maintained in the Taiwan $. The accounts of the Company are translated into USD with the Taiwan $ as the functional currency. All assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive income (loss). The following table details the exchange rates used for the respective periods:

	December 31,	December 31,
	2016	2015
Period end: Taiwan $ to USD exchange rate	$32.316	$32.891
Average period: Taiwan $ to USD exchange rate	$32.255	$31.727

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for sales return and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Longbau Group Limited, Longbau Taiwan, Long Bao Life and Ho-Cheng Insurance. All significant intercompany transactions and balances were eliminated in consolidation.

Cash Equivalents

For the purpose of the statement of cash flows, cash equivalents include time deposits, certificate of deposits, and all highly liquid debt instruments with original maturities of three months or less.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Accounts Receivable

Accounts receivable are recorded, net of allowance for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified.

The Company provides merchandise return policy where customers who return the merchandises or cancel the contracts can receive full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowance for sales return is established based on management’s estimates of expected returns and historical experiences. As of December 31, 2016 and 2015, there were no allowance for uncollectible accounts receivable. Allowance for sales return was $15,871 and $16,752 for the years ended December 31, 2016 and 2015, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost or the current market price of the inventory using weighted average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of December 31, 2016 and 2015, there was no allowance for slow moving or obsolete inventory.

Property and Equipment, net

Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Description	Years
Land	N/A
Office equipment	3-5 years
Lease improvements	3-5 years

Patent

The Company capitalizes the acquisition cost of its patent and amortizes the capitalized patent costs over 14 years. Amortization expense for the years ended December 31, 2016 and 2015 was $1,088 and $1,106, respectively.

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2016 and 2015, respectively, there was no significant impairment of its long-lived assets.

Trust Investments

Pursuant to Taiwanese law, 75% of the proceeds from preneed sales of merchandise and services are put into trust until such time that the Company meets the requirements for releasing trust amount, which is generally when the service and merchandise are delivered, when the preneed contract is canceled and when the balance of the trust fund exceeds 75% of the proceeds from sales of preneed contracts. The legal beneficiary of the trust is the Company and the trust is managed by the Company. The investments of such trust funds are classified as trading securities and are reported at fair market value; therefore, the unrealized gains and losses are included in the statement of operations. Targets that the trust fund can invest in are regulated by the authorities. On an annual basis, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including all investment income.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate their fair values due to their short maturities.

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of December 31, 2016 and 2015, the Company had $1,036,206 and $977,395 of deferred commission costs, respectively.

Deferred Preneed Contract Revenues and Deferred Revenues – Current

The Company sells preneed contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. As these contracts are entered into prior to the delivery of the related merchandise and services, the amount collected in advance is recorded in deferred preneed contract revenues. If a preneed contract is terminated upon a customer’s request, a refund equal to total amount collected by the Company minus 20% of the contract price will be made when the termination is not made within 14 days from the contract initiation date. Full refund will be made when the termination is made within 14 days. We do not record accounts receivable in accordance with the contractual payment date given the nature of our merchandise and services, the nature of our contracts with customers, and the timing of the delivery of our services.

The Company also offers its merchandise and provides funeral hosting services on a stand-alone at need basis. The amount collected from customer before the merchandises and services are delivered is recorded in deferred revenues – current on the balance sheet.

Revenue Recognition

The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services have been provided, and collectability is assured.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Long Bao Life sells its merchandise and services on both a preneed and at need basis. At need sales are recognized as revenue when the service is performed or merchandise is delivered. Pre-need funeral services and funeral merchandise are under contracts that provide for delivery of the services and merchandise at the time of need. Revenue associated with sales of preneed funeral contracts is deferred until funeral merchandise is delivered or the funeral services are performed, generally at the time of need. Pursuant to Taiwanese law, 75% of the proceeds from funeral merchandise or services sold on a preneed basis is required to be paid into trust funds.

Ho-Cheng Insurance’s revenue is from insurance agency and brokerage services. The Company sells insurance products to customers, and obtains commissions from the respective insurance carriers according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The Company recognizes revenue from insurance carriers on a gross basis. The commission paid by the Company to its agents are recorded as cost of revenues.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions as of December 31, 2016.

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive securities are converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no potentially dilutive securities outstanding during the periods presented.

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Taiwan $. Translation loss of $21 and $16,156 at December 31, 2016 and 2015, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Inventory

Inventory consisted of the following at December 31, 2016 and 2015:

	2016	2015

Raw materials	$195,404	$226,054
Finished goods	276,342	261,423
Total inventory	$471,746	$487,477

Raw materials included unprocessed urns. The Company engages third parties to process urns when there is a need.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Note 4 – Property and Equipment, net

Property and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015

Land	$1,939,749	$1,905,850
Lease improvements	173,172	157,749
Office equipment	253,040	183,306
Construction-in-progress	-	14,479
Total property and equipment	2,365,961	2,261,384
Less accumulated depreciation	(241,403)	(152,014)
Property and equipment, net	$2,124,558	$2,109,370

On December 30, 2014, the Company entered into a land purchase agreement with a third-party individual. Pursuant to the agreement, the Company agreed to purchase 1,296 square feet of land in Tauyuan, Taiwan for $1,972,063 (Taiwan $62,600,000). The title of the land has been transferred to the Company with the ownership certificate held in escrow until the total purchase price is paid. Pursuant to the agreement, as amended, payment of $756,450 (Taiwan $24,000,000) was made prior to July 7, 2015. The remaining $1,173,580 (Taiwan $38,600,000) payable shall be made when the Company has secured financing. The Company is currently seeking a loan from a commercial bank. The land is currently a collateral to a bank for the seller’s outstanding borrowing.

Depreciation expense for the years ended December 31, 2016 and 2015 was $86,883 and $63,997, respectively.

Note 5 – Trust Investments, Restricted

The Company’s trust is a variable interest entity. The Company has determined that it is the primary beneficiary of the trust, as the Company absorbs all of the losses and returns associated with the trust.

The cost and market values associated with preneed contract trust investments at December 31, 2016 are detailed below:

	Fair Value Hierarchy Level	Cost	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,485,031	$-	$4,485,031
Mutual funds:
Debt securities	1	1,713,038	(15,864)	1,697,174
		$6,198,069	$(15,864)	$6,182,205

The cost and market values associated with preneed contract trust investments at December 31, 2015 are detailed below:

	Fair Value Hierarchy Level	Cost	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$2,635,439	$-	$2,635,439
Mutual funds:
Debt securities	1	1,749,049	(95,245)	1,653,804
Equity securities	1	773,237	(158,945)	614,292
		$5,157,725	$(254,190)	$4,903,535

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of December 31, 2016 and 2015.

Note 6 – Other Assets

As of December 31, 2016 and 2015, other assets consisted principally of a deposit of approximately $61,000 for Ho-Cheng Insurance's operations made in accordance with Taiwan Insurance Act.

Note 7 – Related Party Transactions

Advances

In November 2015, in anticipation of planned merger transactions, the Company advanced approximately $30,400 (NT$1,000,000) to its Chief Executive Officer, who is also the Chief Executive Officer of Long Bao Life and a majority shareholder of Long Bao Life and Ho-Cheng Insurance, for use as deposits on identified acquisitions. The funds were returned to the Company in December 2015 as the parties did not reach an agreement.

In January 2016, the Company advanced its Chief Executive Officer approximately $62,000 (NT$2,000,000) as earnest money to continue negotiations of the merger. Because the parties couldn’t reach an agreement on the merger terms, the deposit was returned to the Company in April 2016. On December 29, 2016, the Company issued 500,000 common shares to acquire these two companies.

As of December 31, 2015, Long Bao Life had advanced $51,796 to a former member of Long Bao Life’s Board of Directors. The director left Long Bao Life’s Board in December 2014. The advances were collected in 2016.

At December 31, 2014, Long Bao Life had interest receivable of $4,607 from Mr. Tsai Ko, the Company’s Chief Executive Officer, for advances to Mr. Ko during the year. No principal was outstanding from the president as of December 31, 2016 and 2015. Advances to the president accrued interest at 1.5% per annum. The interest receivable balance was collected during 2015.

Purchases

During the years ended December 31, 2016 and 2015, the Company purchased inventories of $46,263 and $89,465, respectively, from a company controlled by a family member of the Company’s Chief Executive Officer. Amounts payable to the affiliated company for inventory purchases were $0 and $5,606, respectively, as of December 31, 2016 and 2015.

During the years ended December 31, 2016 and 2015, the Company purchased inventories of $0 and $4,539, respectively, from a company controlled by a former director of Long Bao Life. As of December 31, 2016 and 2015, there were no outstanding payables to the company.

Sales

During the years ended December 31, 2016 and 2015, the Company’s Chief Executive Officer, a company owned by his family member and his family members purchased certain products from the Company for $29,068 and $15,393, respectively.

During the years ended December 31, 2016 and 2015, one of the Company’s directors purchased certain products from the Company for $856 and $2,284, respectively.

Other payable

As of December 31, 2016 and 2015, the Company had a payable of $12,378 and $45,629 to its Chief Executive Officer for short-term borrowings. The payables accrued no interest and are payable on demand.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Lease

During the years ended December 31, 2016 and 2015, the Company lease offices from the Company’s Chief Executive Officer and his wife, who is also a director of the Company, and a director. Total lease expense to the related parties during 2016 and 2015 were $104,078 and $84,550, respectively. As of December 31, 2016 and 2015, the Company had a lease deposit of approximately $6,500 held by the related parties.

Commission cost

During the years ended December 31, 2016 and 2015, the Company incurred $40,771 and $79,227 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2016 and 2015, amount payable to the affiliated company for commission were $12,190 and $0, respectively.

Note 8 – Income Taxes

Longbau Group, Inc. and Longbau Group Limited had no operating profit to be taxed for the years ended December 31, 2016 and 2015.

Long Bao Life and Ho-Cheng Insurance are subject to income tax in Taiwan with an effective income tax rate of 17%. Income tax expense (benefit) for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015

Income tax provision - current	$30,290	$84,439
Income tax provision - deferred	42,259	(81,105)
Total income tax expense	$72,549	$3,334

The following table reconciles the statutory tax rate to Long Bao Life and Ho-Cheng Insurance’s effective tax rate for the years ended December 31, 2016 and 2015:

	2016	2015

Income tax expense computed at statutory rate - Taiwan	$45,229	$(30,411)
Non-deductible expenses	52,186	12,914
Change in valuation allowance	(29,731)	18,682
Other	4,865	2,149
Total income tax expense	$72,549	$3,334

Capital gains or losses derived from the sale of securities are exempt from regular income tax assessment in Taiwan. Non-deductible expenses mainly included losses from the sale of securities of $47,501 and $7,067 for the years ended December 31, 2016 and 2015, respectively.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Significant components of the deferred tax assets and liabilities were as follows:

	2016	2015

Deferred tax assets (liabilities):
Deferred revenues	$192,168	$199,436
Deferred commission costs	28,079	21,676
Cost of goods sold adjustments	(29,315)	(2,185)
Unrealized foreign exchange loss	7,586	6,418
Unrealized losses from trust investments	2,697	43,212
Expenses capitalized for tax purpose	2,877	2,379
Allowance for sales return	2,570	2,712
Less: valuation allowance	(2,697)	(31,806)
Total deferred tax assets	203,965	241,842
Less: Deferred tax assets - current	(13,033)	(9,323)
Deferred tax assets - noncurrent	$190,932	$232,519

Long Bao Life and Ho-Cheng Insurance’s tax returns are subject to annual compliance review by the taxing authorities in Taiwan. The taxing authorities have examined Long Bao Life’s income tax returns through 2015 and Ho-Cheng Insurance’s income tax returns through 2014.

A valuation allowance has been established because more-likely-than-not uncertainties exist with respect to our future realization of certain trust investment value. The valuation allowance reflects our expectation that the losses from valuation allowance in certain trust investments will not recovered. In accordance with the Income Tax Act in Taiwan, gains (losses) derived from the sales of securities are not taxable (deductible). Therefore, gains (losses) from sales of securities is a permanent difference between taxable and book income when realized.

As of December 31, 2016, the Company had income tax receivable of $15,971 and at December 31, 2015, the Company had income tax payable of $73,441.

Note 9 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan (Currently 1.04% per annum). The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $88,650 and $73,910 for the years ended December 31, 2016 and 2015, respectively.

The Company leases several offices and vehicles from third parties. For the years ended December 31, 2016 and 2015, the Company recorded rent expenses of $380,973 and $368,365, respectively. Future minimum lease payments for non-cancellable operating leases are as follows:

For the year ending December 31,

2017	$215,370
2018	61,069
2019	22,118
2020	9,283
Total	$307,840

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

Note 10 – Equity

On November 17, 2015, Ho-Cheng Insurance sold 200,000 shares of its common stock for cash of $61,190.

Long Bao Life and Ho-Cheng Insurance’s Articles of Incorporation provide that, when allocating the net profits for each fiscal year, the Company shall first offset its losses in previous years and then set aside the following items accordingly:

1)	Profit sharing to employees at a range from 0.5% to 2% of the statutory profits;
2)	Legal capital reserve at 10% of the statutory profits until the accumulated legal reserve equals the Company’s paid-in capital;
3)	The remaining balances shall be allocated according to the resolution of the shareholders’ meeting.

Legal capital reserve may be used to offset a deficit, or be distributed as dividends in cash or stocks for the portion in excess of 25% of the paid-in capital if the Company incurs no loss.

The appropriations of 2015 and 2014 statutory earnings of $65,349 and $46,831 have been approved by the Long Bao Life and Ho-Cheng Insurance’s shareholders in its meetings held during 2016 and 2015, respectively. The appropriations were as follows:

	Appropriation of Earnings for Year
	2015	2014
Legal reserve	$7,827	$4,593
Cash dividend	57,522	41,820
Employee profit sharing	-	418
Total	$65,349	$46,831

Cash dividend of $38,106 declared in 2014 for 2013’s statutory earnings were paid during the year ended December 31, 2015.

The appropriation of Ho-Cheng Insurance’s 2016 earnings has been approved in a meeting held on March 17, 2017. The appropriations were as follows:

Legal reserve	$8,691
Cash dividend	78,223
Employee profit sharing	-
Total	$86,914

Note 11 – Concentrations

The Company maintains substantially all its cash with banks in Taiwan. Should any bank holding cash become insolvent, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to approximately $93,000 (Taiwan $3,000,000) insured in a bank. As of December 31, 2016, $306,184 of the Company’s cash and cash equivalents was not insured.

The Company purchased 78% of materials from two vendors for the year ended December 31, 2016 and 83% of materials from three vendors for the year ended December 31, 2015. As of December 31, 2016 and 2015, the amounts due to these vendors included were $33,265 and $5,606, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

The Company received commissions from four major insurance carriers in both 2016 and 2015 for the insurance segment. Each of the insurance carriers made up over 10% of the Company’s total revenue during 2016 and 2015. For the years ended December 31, 2016 and 2015, aggregated sales to these carriers were $3,447,374 and $3,062,104, respectively.

Note 12 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015

Revenues
Funeral services	$1,558,830	$1,917,356
Insurance	6,427,828	5,816,603
Consulting	-	109,046
	$7,986,658	$7,843,005

Income (loss) from operations
Funeral services	$125,516	$(164,745)
Insurance	130,219	80,190
Consulting	(384,863)	(129,371)
	$(129,128)	$(213,926)

Net income (loss)
Funeral services	$106,587	$(246,135)
Insurance	86,914	63,913
Consulting	(384,805)	(129,234)
	$(191,304)	$(311,456)

	As of December 31,	As of December 31,
	2016	2015
Total Assets
Funeral services	$10,053,335	$8,944,329
Insurance	1,439,203	1,212,460
Consulting	27,243	88,949
	$11,519,781	$10,245,738

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of December 31, 2016, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of December 31, 2016:

1.	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;
2.	inadequate segregation of duties consistent with control objectives;
3.	ineffective controls over period end financial disclosure and reporting processes; and
4.	lack of accounting personnel with adequate experience and training.

(b)            Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fourth quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective due to the material weaknesses in our control environment and financial reporting process mentioned above.

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

Executive Officers and Directors

The following table sets forth, as of December 31, 2016, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tsai Ko	51	Directors and Chief Executive Officer
Chih-Wei Huang	50	Director and Secretary
Tsung-Min Chang	57	Director and Business Manager
Yueh-Kuei Ko	47	Chief Financial Officer

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

Ms. Chih-Wei Huang graduated from Open Business College Affiliated with National Taichung University of Science and Technology in 1989 and majored in International Trade. Ms. Huang passed personal insurance broker of special examination in 1994. Ms. Huang founded Zhongyun Insurance Brokers Co. Ltd.in 1995. Ms. Huang has been the authorized signatory of life insurance of Ho-Cheng Insurance Brokers Co. Ltd. and Dongsheng Insurance Brokers Co. Ltd. since 2002 and 2003. Ms. Huang was selected as a director because of her experience working in the finance industry.

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

Tsai Ko and Chih-Wei Huang are married. Tsai Ko and Yueh-Kuei Ko are siblings.

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

Name and principal position	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tsai Ko, Director and Chief Executive Officer	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Employment Agreements

We currently do not have any employment agreements with our executive officers.

Director Compensation

Our directors do not currently receive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2017, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our director and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 11F.-3, No.100, Sec. 1, Zhongqing Rd.,, North Dist., Taichung City 404, Taiwan (R.O.C.).

Title of Class	Name and Address of Beneficial Owner	Amount of Shares		Percent of Class (%) (1)
Officers and Directors
Common Stock	Tsai Ko Director/Chief Executive Officer	23,998,667	(2)	78.68
Common Stock	Chih-Wei Huang Director/Secretary	23,998,667	(2)	78.68
Common Stock	Tsung-Min Chang Director/ Business Manager	100,000		*
Common Stock	Yueh-Kuei Ko Chief Finance Officer	1,500,000		4.92
Common Stock	All executive officers and directors as a group	24,098,667	(2)	79.01

5% Beneficial Owners

Common Stock	Huang Tu, Fu Mei No.821, Sec. 2, Zhongshan Rd., Changhua City, Changhua County 500, Taiwan (R.O.C.)	1,567,000		5.14
Common Stock	Ming-ChingKo No.144, Xidi Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,531,917		5.02

* Less than one percent.

(1)	Based on 30,500, 000 shares outstanding as of March 15, 2017.
(2)	Includes (i) 9,087,500 shares held by Tsai Ko (“Mr. Ko”), (ii) 3,112,250 shares held by Chih-Wei Huang, Mr. Ko’s wife, (iii) 1,567,000 shares held by Fu-Mei Huang Tu, Mr. Ko’s mother in law, (iv) 1,531,917 shares held by Ming-Ching Ko, Mr. Ko’s brother, (v) 1,500,000 shares held by Dongsen, Ltd, controlled by Meng-Chu Hsieh, Mr. Ko’s sister in law, (vi) 1,500,000 shares held by Ho Yun Manage Ltd, controlled by Cheng-Hstung Chou, Mr. Ko’s brother in law, (vii) 1,500,000 shares held by Wen Mao Ltd, controlled by Shu-Hui Tseng, Mr. Ko’s sister in law, (viii) 1,500,000 shares held by Ho Cheng Management Co Limited, controlled by Yen-Yu Ko, Mr. Ko’s sister in law’s son, (ix) 1,200,000 shares held by Pei-Yu Ko, Mr. Ko’s sister, and (x) 1,500,000 shares held by Yueh-Kuei Ko, Mr. Ko's sister. Tsai Ko and Chih-Wei Huang disclaim beneficial ownership described in items (iii) – (x) above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company does not currently have an insider transaction policy.

We have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

For the years ended December 31, 2016 and 2015, except for the transactions disclosed elsewhere in this document, we had not entered into any related party transactions and none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

December 2016 Acquisitions

On December 29, 2016, Longbau Group, Inc. (“Longbau”), Long Bao Life Technology Co., Ltd (“Long Bao Life”), the Shareholders of Long Bao Life, and Tsai Ko entered into a Share Exchange Agreement (the “Long Bao Life Agreement”). Long Bao Life is a private company incorporated in Taiwan in 2007. At the December 29, 2016 closing of the Long Bao Life Agreement, 250,000 shares of Longbau common stock, par value $0.00001 per share were issued to Long Bao Life shareholders in exchange for 100% of Long Bao Life's issued and outstanding ownership interests (“Long Bao Life Exchange Shares”). Upon completion of the foregoing transaction, Long Bao Life became a wholly-owned subsidiary of Longbau.

On December 29, 2016, Longbau, Ho-Cheng Insurance Brokers Co., Ltd. (“Ho-Cheng Insurance”), the shareholders of Ho-Cheng Insurance and Tsai Ko entered into a Share Exchange Agreement (the “Ho-Cheng Insurance Agreement”). Ho-Cheng Insurance is a private company incorporated in Taiwan in 2001. At the December 29, 2016 closing of the Ho-Cheng Insurance Agreement, 250,000 shares of Longbau common stock, par value $0.00001 per share were issued to Ho-Cheng Insurance shareholders in exchange for 100% of Ho-Cheng Insurance’s issued and outstanding ownership interests (“Ho-Cheng Insurance Exchange Shares”). Upon completion of the foregoing transaction, Ho-Cheng Insurance became a wholly-owned subsidiary of Longbau.

Tsai Ko, Longbau’s Chief Executive Officer, Director and owner of 29.5% of Longbau’s outstanding common stock is (i) the Chief Executive Officer of Long Bao Life and owner of 12% of Long Bao Life’s ownership interests; and (ii) owner of 25% of Ho-Cheng Insurance’s ownership interests.

Yueh-Kuei Ko, Longbau’s Chief Financial Officer, Director, and owner of 4.9% of Longbau’s outstanding common stock is (i) a Long Bao Life Director and 18% owner of Long Bao Life’s ownership’s interests and (ii) the Chief Executive Officer of Ho-Cheng Insurance and a 25% owner of Ho-Cheng Insurance’s ownership interests.

Related Party Transactions of Our Subsidiaries before the December 2016 Acquisitions

Advances

In November 2015, in anticipation of planned merger transactions, the Company advanced approximately $30,400 (NT$1,000,000) to its Chief Executive Officer, who is also the Chief Executive officer of Long Bao Life and a majority shareholder of Long Bao Life and Ho-Cheng Insurance, for use as deposits on identified acquisitions. The funds were returned to the Company in December 2015 as the parties did not reach an agreement.

In January 2016, the Company advanced its Chief Executive Officer approximately $62,000 (NT$2,000,000) as earnest money to continue negotiations of the merger. Because the parties couldn’t reach an agreement on the merger terms, the deposit was returned to the Company in April 2016. On December 29, 2016, the Company issued 500,000 common shares to acquire these two companies.

As of December 31, 2015, Long Bao Life had advanced $51,796 to a former member of Long Bao Life’s Board of Directors. The director left Long Bao Life’s Board in December 2014. The advances were collected in 2016.

At December 31, 2014, Long Bao Life had interest receivable of $4,607 from Mr. Tsai Ko, the Company’s Chief Executive Officer, for advances to Mr. Ko during the year. No principal was outstanding from the president as of December 31, 2016 and 2015. Advances to the president accrued interest at 1.5% per annum. The interest receivable balance was collected during 2015.

Purchases

During the years ended December 31, 2016 and 2015, the Company purchased inventories of $46,263 and $89,465, respectively, from a company controlled by a family member of the Company’s Chief Executive Officer. Amount payable to the affiliated company for inventory purchases were $0 and $5,606, respectively, as of December 31, 2016 and 2015.

During the years ended December 31, 2016 and 2015, the Company purchased inventories of $0 and $4,539, respectively, from a company controlled by a former director of Long Bao Life. As of December 31, 2016 and 2015, there were no payable to the company.

Sales

During the years ended December 31, 2016 and 2015, the Company’s Chief Executive Officer, a company owned by his family member and his family members purchased certain products from the Company for $29,068 and $15,393, respectively.

During the years ended December 31, 2016 and 2015, one of the Company’s directors purchased certain products from the Company for $856 and $2,284, respectively.

Other payable

As of December 31, 2016 and 2015, the Company had payable of $12,378 and $45,629 to its Chief Executive Officer for short-term borrowings. The payable accrued no interest and was payable on demand.

Lease

During the years ended December 31, 2016 and 2015, the Company leased offices from the Company’s Chief Executive Officer and his wife, who is also a director of the Company, and a director. Total lease expense to the related parties during 2016 and 2015 were $104,078 and $84,550, respectively. As of December 31, 2016 and 2015, the Company had lease deposit of approximately $6,500 held by the related parties.

Commission cost

During the years ended December 31, 2016 and 2015, the Company incurred $40,771 and $79,227 commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2016 and 2015, amount payable to the affiliated company for commission were $12,190 and $0, respectively.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by GBH CPAs, PC for the fiscal years ended December 31, 2016 and 2015 are set forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

	Fiscal Year 2016	Fiscal Year 2015
Audit Fees	$131,128	$25,775
Audit-Related Fees	-	-
Tax Fees	4,600	1,600
All Other Fees	175,000	-
Total	$310,728	$27,375

Other fees for fiscal year 2016 includes fees for the audits and reviews related to financial statements of Long Bao Life and Ho-Cheng Insurance prior to the Company’s acquisition of these companies on December 29, 2016.

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

(a) (1)    Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(3)     The following Exhibits are filed as part of this report on Form 10-K:

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (1)	Certificate of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Form of Stock Purchase Agreement
10.2 (1)	Translation of Employment Agreement between the Company and Yueh-Kuei Ko
10.3 (1)	Translation of Employment Agreement between the Company and Tsung-Min Chang
10.4 (1)	Translation of Lease Agreement
10.5 (2)	Changhua Lease, effective July 30, 2015
10.6 (2)	Kaohsiung Lease, effective July 21, 2015
10.7 (2)	Taichung Lease, effective July 13, 2015
10.8 (3)	Share Exchange Agreement, dated December 29 between Longbau Group, Inc., Long Bao Life Technology Co., Ltd, the shareholders of Long Bao Life and Tsai Ko
10.9 (3)	Share Exchange Agreement, dated December 29 between Longbau Group, Inc., Ho-Cheng Insurance Brokers Co., Ltd., the shareholders of Ho-Cheng and Tsai Ko
21	Subsidiaries of the registrant
24	Powers of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 (3)	Audited Financial Statements for Ho-Cheng Insurance Brokers Co., LTD. for the Years Ended December 31, 2015 and 2014
99.2 (3)	Audited Financial Statements for LONG BAO LIFE TECHNOLOGY CO., LTD. for the Years Ended December 31, 2015 and 2014
99.3 (3)	Interim Unaudited Financial Statements for Ho-Cheng Insurance Brokers Co., LTD. for the Nine Months Ended September 30, 2016 and 2015
99.4 (3)	Interim Unaudited Financial Statements for LONG BAO LIFE TECHNOLOGY CO., LTD. for the Nine Months Ended September 30, 2016 and 2015
99.5 (3)	Unaudited Pro Forma Combined Financial Statements for Longbau Group, Inc., Long Bao Life Technology Co., Ltd. and Ho-Cheng Insurance Brokers Co., Ltd. as of September 30, 2016, for the Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015

101.INS (4)	XBRL Instance Document.
101.SCH (4)	XBRL Taxonomy Extension Schema Document.
101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 14, 2014.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 14, 2015.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2016.

(4) To be filed by amendment.

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

LONGBAU GROUP, INC.

Date: April 17, 2017	By:	/s/ Tsai Ko
Tsai Ko, Chief Executive Officer (Principal Executive Officer)

Date: April 17, 2017	By:	/s/ Yueh-Kuei Ko
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

/s/ Tsai Ko	Date: April 17, 2017
Tsai Ko
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Yueh-Kuei Ko	Date: April 17, 2017
Yueh-Kuei Ko
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chih-Wei Huang	Date: April 17, 2017
Chih-Wei Huang
Director

/s/ Tsung-Min Chang	Date: April 17, 2017
Tsung-Min Chang
Director

