Form 10-K/A
period 2016-12-31
LONGBAU GROUP INC
filed 2017-04-19
CIK 1602706

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

EXPLANATORY NOTE

Longbau Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017.

The sole purpose of this Amendment, is to provide the consolidated financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language) by furnishing Exhibit 101 to the Original Filing in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Original Filing formatted in XBRL. No other changes have been made to the Original Filing.

Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to April 17, 2017.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(3)     The following Exhibits are filed as part of this report on Form 10-K:

EXHIBITS

Exhibit Number	Description of Exhibit
3.1 (1)	Certificate of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Form of Stock Purchase Agreement
10.2 (1)	Translation of Employment Agreement between the Company and Yueh-Kuei Ko
10.3 (1)	Translation of Employment Agreement between the Company and Tsung-Min Chang
10.4 (1)	Translation of Lease Agreement
10.5 (2)	Changhua Lease, effective July 30, 2015
10.6 (2)	Kaohsiung Lease, effective July 21, 2015
10.7 (2)	Taichung Lease, effective July 13, 2015
10.8 (3)	Share Exchange Agreement, dated December 29 between Longbau Group, Inc., Long Bao Life Technology Co., Ltd, the shareholders of Long Bao Life and Tsai Ko
10.9 (3)	Share Exchange Agreement, dated December 29 between Longbau Group, Inc., Ho-Cheng Insurance Brokers Co., Ltd., the shareholders of Ho-Cheng and Tsai Ko
21(4)	Subsidiaries of the registrant
24	Powers of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 (3)	Audited Financial Statements for Ho-Cheng Insurance Brokers Co., LTD. for the Years Ended December 31, 2015 and 2014
99.2 (3)	Audited Financial Statements for LONG BAO LIFE TECHNOLOGY CO., LTD. for the Years Ended December 31, 2015 and 2014
99.3 (3)	Interim Unaudited Financial Statements for Ho-Cheng Insurance Brokers Co., LTD. for the Nine Months Ended September 30, 2016 and 2015
99.4 (3)	Interim Unaudited Financial Statements for LONG BAO LIFE TECHNOLOGY CO., LTD. for the Nine Months Ended September 30, 2016 and 2015
99.5 (3)	Unaudited Pro Forma Combined Financial Statements for Longbau Group, Inc., Long Bao Life Technology Co., Ltd. and Ho-Cheng Insurance Brokers Co., Ltd. as of September 30, 2016, for the Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 14, 2014.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 14, 2015.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2016.

(4) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 17, 2017

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

LONGBAU GROUP, INC.

Date: April 19, 2017	By:	/s/ Tsai Ko
Tsai Ko, Chief Executive Officer (Principal Executive Officer)

Date: April 19, 2017	By:	/s/ Yueh-Kuei Ko
Yueh-Kuei Ko, Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tsai Ko his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tsai Ko	Date: April 19, 2017
Tsai Ko
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Yueh-Kuei Ko	Date: April 19, 2017
Yueh-Kuei Ko
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chih-Wei Huang	Date: April 19, 2017
Chih-Wei Huang
Director

/s/ Tsung-Min Chang	Date: April 19, 2017
Tsung-Min Chang
Director