Form 10-Q
period 2017-03-31
LONGBAU GROUP INC
filed 2017-05-22
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of May 22, 2017, there are a total of 30,500,000 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Longbau Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash and cash equivalents	$304,202	$486,352
Accounts receivable, net of allowance	877,413	900,987
Income taxes receivable	-	15,971
Inventory	507,953	471,746
Deferred tax assets	15,014	13,033
Prepaid expenses and other current assets	41,315	18,645
Total current assets	1,745,897	1,906,734

Property and equipment, net of accumulated depreciation	2,245,014	2,124,558
Trust investments, restricted	6,510,027	6,182,205
Deferred commission cost	1,076,308	1,036,206
Deferred tax assets - noncurrent	177,243	190,932
Patents, net of accumulated amortization	11,200	10,496
Other assets	73,220	68,650
TOTAL ASSETS	$11,838,909	$11,519,781

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,471,187	$1,842,289
Accounts payable and accrued expenses - related party	264	12,438
Deferred revenues - current	-	92,524
Other payable - land purchase	1,274,605	1,194,455
Other payable - related party	107,629	12,378
Income taxes payable	15,489	-
Other payable	9,661	42,085
Total current liabilities	2,878,835	3,196,169
Deferred preneed contract revenues	8,363,300	7,875,013
TOTAL LIABILITIES	11,242,135	11,071,182

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,233,266	1,233,266
Legal capital reserve	87,342	78,651
Accumulated deficit	(790,903)	(863,602)
Accumulated other comprehensive income (loss)	66,764	(21)
Total stockholders' equity	596,774	448,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,838,909	$11,519,781

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$2,235,353	$1,780,746

Operating expenses:
Cost of revenues	1,599,017	1,282,101
General and administrative	408,431	392,052
Depreciation and amortization expense	21,444	18,718
Total operating expenses	2,028,892	1,692,871
Income from operations	206,461	87,875

Other income (expense)
Realized and unrealized investment losses, net	(87,771)	(68,924)
Other income (loss), net	19,199	(3,825)
Total other income (expense)	(68,572)	(72,749)

Income before provision for income taxes	137,889	15,126

Income taxes expense	56,498	31,660

Net income (loss)	81,391	(16,534)

Other comprehensive income
Foreign currency translation gain	66,785	18,756

Comprehensive income	$148,176	$2,222

Weighted average shares outstanding:
Basic and diluted	30,500,000	30,000,000

Earnings (loss) per share:
Basic and diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Longbau Group, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net income (loss)	$81,391	$(16,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,444	18,718
Deferred income taxes	24,768	23,633
Changes in current assets and liabilities:
Accounts receivable	81,959	126,423
Inventory	(4,440)	(41,580)
Prepaid expenses and other current assets	(20,898)	11,283
Trust investments, restricted	84,869	(450,251)
Deferred commission cost	28,703	(12,931)
Accounts payable and accrued expenses	(482,986)	(536,722)
Accounts payable and accrued expenses - related party	(12,683)	1,489
Deferred product revenue	(96,298)	(25,527)
Deferred preneed contract revenues	(39,150)	262,280
Income tax payable	31,730	3,490
Net cash used in operating activities	(301,591)	(636,229)

INVESTING ACTIVITIES:
Cash advance to an officer for planned acquisitions	-	(60,491)
Purchase of property and equipment	-	(16,864)
Proceeds from other receivables - related parties	-	109
Cash returned from (paid for) lease deposit	32	(4,718)
Net cash provided by (used in) investing activities	32	(81,964)

FINANCING ACTIVITIES:
Proceeds from borrowing short-term debt - related party	92,111	305,323
Net cash provided by financing activities	92,111	305,323

Effect of exchange rate changes on cash and cash equivalents	27,298	423

NET DECREASE IN CASH AND CASH EQUIVALENTS	(182,150)	(412,447)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	486,352	575,640

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$304,202	$163,193

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$29,958

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer to capital reserve	$8,691	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

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

Interim financial statements

The unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading.

Going concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a negative working capital at March 31, 2017 and had net cash outflow for operating activities for the three months ended March 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company's management plans to borrow additional funds from related parties as needed. However, there is no obligation by these related parties to provide such funding. The Company's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

These financial statements reflect all adjustment, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim report. Results of operations for the interim period are not indicative of annual results.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP. The Company’s functional currency is the Taiwanese Dollar (“Taiwan $” or “NT$”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”). The Company, Long Bao Life and Ho-Cheng were entities under common control and had been since the earliest period presented in these consolidated financial statements; therefore, the accompanying consolidated financial statements have been presented as if the acquisitions of Long Bao Life and Ho-Cheng Insurance had occurred at the beginning of the period for which these consolidated financial statements are presented (January 1, 2016). The 2016 financial statements have been retroactively adjusted to include the financial position, results of operations and cash flows of Long Bao Life and Ho-Cheng Insurance.

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

	March 31,	March 31,	December 31,
	2017	2016	2016

Period end: Taiwan $ to USD exchange rate	$30.284	$32.201	$32.316
Average period: Taiwan $ to USD exchange rate	$31.049	$33.063	$32.255

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

The Company provides a merchandise return policy where customers who return the merchandises or cancel the contracts can receive a full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowances for sales return are established based on management’s estimates of expected returns and historical experiences. As of March 31, 2017 and December 31, 2016, there was no allowance for uncollectible accounts receivable. As of March 31, 2017 and December 31, 2016, allowances for sales return were $0 and $15,871, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost or the current market price of the inventory using weighted average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of March 31, 2017 and December 31, 2016, there was no allowance for slow moving or obsolete inventory.

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

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2017 and December 31, 2016, respectively, there was no significant impairment of its long-lived assets.

Trust Investments

Pursuant to Taiwanese law, 75% of the proceeds from preneed sales of merchandise and services are put into trust until such time that the Company meets the requirements for releasing the trust amount, which is generally when the service and merchandise are delivered, when the preneed contract is canceled and when the balance of the trust fund exceeds 75% of the proceeds from sales of preneed contracts. The legal beneficiary of the trust is the Company and the trust is managed by the Company. The investments of such trust funds are classified as trading securities and are reported at fair market value; therefore, the unrealized gains and losses are included in the statement of operations. Investments that the trust fund can invest in are regulated by the authorities. On an annual basis, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including all investment income.

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

ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of March 31, 2017 and December 31, 2016, the Company had $1,076,308 and $1,036,206 of deferred commission costs, respectively.

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

The Company also offers its merchandise and provides funeral hosting services on a stand-alone at-need basis. The amount collected from customer before the merchandises and services are delivered is recorded in deferred revenues – current on the balance sheet.

Revenue Recognition

The Company recognizes revenue when the price is fixed or determinable, persuasive evidence of an arrangement exists, the services have been provided, and collectability is assured.

Long Bao Life sells its merchandise and services on both a preneed and at-need basis. At need sales are recognized as revenue when the service is performed or merchandise is delivered. Pre-need funeral services and funeral merchandise are under contracts that provide for delivery of the services and merchandise at the time of need. Revenue associated with sales of preneed funeral contracts is deferred until funeral merchandise is delivered or the funeral services are performed, generally at the time of need. Pursuant to Taiwanese law, 75% of the proceeds from funeral merchandise or services sold on a preneed basis is required to be paid into trust funds.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions as of March 31, 2017 and December 31, 2016.

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

Foreign Currency Transactions and Comprehensive Income

U.S. GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Taiwan $. Translation gain (loss) of $66,764 and ($21) at March 31, 2017 and December 31, 2016, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Inventory

Inventory consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Raw materials	$211,405	$195,404
Finished goods	296,548	276,342
Total inventory	$507,953	$471,746

Raw materials included unprocessed urns. The Company engages third parties to process urns when there is a need.

Note 4 – Property and Equipment, net

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Land	$2,069,909	$1,939,749
Lease improvements	184,792	173,172
Office equipment	269,781	253,040
Total property and equipment	2,524,482	2,365,961
Less accumulated depreciation	(279,468)	(241,403)
Property and equipment, net	$2,245,014	$2,124,558

On December 30, 2014, the Company entered into a land purchase agreement with a third-party individual. Pursuant to the agreement, the Company agreed to purchase 1,296 square feet of land in Tauyuan, Taiwan for $1,972,063 (Taiwan $62,600,000). The title of the land has been transferred to the Company with the ownership certificate held in escrow until the total purchase price is paid. Pursuant to the agreement, as amended, payment of $756,450 (Taiwan $24,000,000) was made prior to July 7, 2015. The remaining $1,274,605 (Taiwan $38,600,000) payable shall be made when the Company has secured financing. The Company is currently seeking a loan from a commercial bank. The land is currently collateral to a bank for the seller’s outstanding borrowing.

Depreciation expense for the three months ended March 31, 2017 and 2016 was $21,444 and $18,718, respectively.

Note 5 – Trust Investments, Restricted

The Company’s trust is a variable interest entity. The Company has determined that it is the primary beneficiary of the trust, as the Company absorbs all of the losses and returns associated with the trust.

The cost and market values associated with preneed contract trust investments at March 31, 2017 are detailed below:

	Fair Value Hierarchy Level	Cost	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$471,431	$-	$471,431
Mutual funds:
Debt securities	1	6,093,334	(103,566)	5,989,768
Equity securities	1	48,546	282	48,828
		$6,613,311	$(103,284)	$6,510,027

The cost and market values associated with preneed contract trust investments at December 31, 2016 are detailed below:

	Fair Value Hierarchy Level	Cost	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,485,031	$-	$4,485,031
Mutual funds:
Debt securities	1	1,713,038	(15,864)	1,697,174
		$6,198,069	$(15,864)	$6,182,205

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of March 31, 2017 and December 31, 2016.

Note 6 – Other Assets

As of March 31, 2017 and December 31, 2016, other assets consisted principally of a deposit of approximately $61,000 made in accordance with Taiwan Insurance Act for Ho-Cheng Insurance's operations.

Note 7 – Related Party Transactions

Advances

In January 2016, the Company advanced its Chief Executive Officer $60,491 (NT$2,000,000) as earnest money to continue negotiations of the Company’s planned acquisition of Long Bao Life and Ho-Cheng. Because the parties could not reach an agreement on the merger terms, the deposit was returned to the Company in April 2016. On December 29, 2016, the Company issued 500,000 common shares to acquire these two companies.

Purchases

During the three months ended March 31, 2017 and 2016, the Company purchased inventories of $0 and $45,132, respectively, from a company controlled by a family member of the Company’s Chief Executive Officer. As of March 31, 2017 and December 31, 2016, amounts payable to the affiliated company for inventory purchases was $0.

Sales

During the three months ended March 31, 2017 and 2016, the Company’s Chief Executive Officer, a company owned by his family member, and his family members purchased certain products from the Company for $2,922 and $17,747, respectively. During the three months ended March 31, 2017, the Company also recorded $6,441 for consulting revenues for services provided to a company owned by the Chief Executive Officer’s family member.

During the three months ended March 31, 2017, the Company recorded $32,207 for consulting revenues from a company controlled by the Company’s director.

Other payable

As of March 31, 2017 and December 31, 2016, the Company had a payable of $107,629 and $12,378, respectively, to its Chief Executive Officer for short-term borrowings. The payables accrued no interest and are payable on demand.

Lease

During the three months ended March 31, 2017 and 2016, the Company leased offices from the Company’s Chief Executive Officer and his wife, who is also a director of the Company, and a director. Total lease expense to the related parties for the three months ended March 31, 2017 and 2016 was $27,030 and $25,383, respectively. As of March 31, 2017 and December 31, 2016, the Company had a lease deposit of approximately $6,500 held by the related parties.

Commission cost

During the three months ended March 31, 2017 and 2016, the Company incurred $5,882 and $4,675 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of March 31, 2017 and December 31, 2016, amounts payable to the affiliated company for commissions were $1,562 and $12,190, respectively.

Note 8 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan (Currently 1.04% per annum). The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $21,015 and $21,529 for the three months ended March 31, 2017 and 2016, respectively.

The Company leases several offices and vehicles from third parties. For the three months ended March 31, 2017 and 2016, the Company recorded rent expenses of $86,020 and $97,662, respectively. Future minimum lease payments for non-cancellable operating leases are as follows:

For the year ending March 31,

2018	$229,645
2019	60,599
2020	19,037
2021	7,430
Total	$316,711

Note 9 – Equity

Long Bao Life and Ho-Cheng Insurance’s Articles of Incorporation provide that, when allocating the net profits for each fiscal year, the Company shall first offset its losses in previous years and then set aside a legal capital reserve at 10% of the statutory profits until the accumulated legal reserve equals the Company’s paid-in capital. Legal capital reserve may be used to offset a deficit, or be distributed as dividends in cash or stocks for the portion in excess of 25% of the paid-in capital if the Company incurs no loss.

Note 10 – Concentrations

The Company maintains substantially all its cash with banks in Taiwan. Should any bank holding cash become insolvent, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to approximately $93,000 (Taiwan $3,000,000) insured in a bank. As of March 31, 2017, the Company had $147,100 of cash and cash equivalents uninsured.

The Company purchased 100% of materials from one vendor for the three months ended March 31, 2017 and 93% of materials from four vendors for the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, the amounts due to these vendors included were $10,372 and $33,265, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

The Company received commissions from four major insurance carriers for the three months ended March 31, 2017 and 2016 for the insurance segment. Each of the insurance carriers made up over 10% of the Company’s total revenue during three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, aggregated sales to these carriers were $897,957 and $746,905, respectively.

Note 11 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information:

	Three Months Ended March 31,
	2017	2016

Revenues
Funeral services	$436,966	$424,406
Insurance	1,798,387	1,356,340
	$2,235,353	$1,780,746

Income (loss) from operations
Funeral services	$126,857	$96,504
Insurance	186,287	37,252
Corporate and other	(106,683)	(45,881)
	$206,461	$87,875

Net income (loss)
Funeral services	$33,155	$16,254
Insurance	154,914	13,091
Corporate and other	(106,678)	(45,879)
	$81,391	$(16,534)

	As of March 31,	As of December 31,
	2017	2016
Total Assets
Funeral services	$10,565,834	$10,053,335
Insurance	1,262,605	1,439,203
Corporate and other	10,470	27,243
	$11,838,909	$11,519,781

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

Long Bao Life provides pre-need and at need funeral services and sells funeral related products, such as urns, in Taiwan. A pre-need death care contract enables a customer to make his/her own funeral arrangements in advance and prepay for the funeral, which reduces the burden of the family at the time of bereavement as well as avoids the influence of rising costs. In addition, the company provides consulting services to customer prior to the purchase. Long Bao Life utilizes various systems, including multi-level marketing ("MLM") system, to sell the preneed contracts and other products. Under the MLM system, the salespeople are compensated not only for sales they generate, but also for the sales of the other salespeople that they recruit. This recruited sales force is referred to as the participant's "downline", and can provide multiple levels of compensation. MLM is one type of direct selling. The salespeople are expected to sell products directly to consumers by means of relationship referrals and word of mouth marketing. MLM salespeople not only sell the Long Bao Life products but also encourage others to join the Long Bao Life as a distributor. Long Bao Life also sales its preneed contracts and other products through agents where it pays a fixed amount of commission.

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

Long Bao Life, Ho-Cheng and us were entities under common control and had been since the earliest period presented in these consolidated financial statements included elsewhere in this Form 10-Q; therefore, the consolidated financial statements have been presented as if the acquisitions of Long Bao Life and Ho-Cheng Insurance had occurred at the beginning of the period for which consolidated financial statements are presented.

Results of Operations

For the three months ended March 31, 2017 and 2016

Revenues.  For the three months ended March 31, 2017, we generated revenues of $2,235,353 as compared to $1,780,746 for three months ended March 31, 2016, an increase of $454,607 or 25.5%. Revenue from our funeral services segment increased by $12,560 or 3.0% from $424,406 in 2016 to $436,966 in 2017. The increase is principally due to the net increase of revenue from preneed contract termination and funeral hosting fees, which is offset by the decrease of sales of urns. Additionally, the Company had $38,648 consulting revenues for services provided to companies controlled by related parties during the three months ended March 31, 2017. Revenue from our insurance segment increased by $442,047 or 32.6% from $1,356,340 in 2016 to $1,798,387 in 2017. The increase is principally due to more sales of insurance products. We had no revenue from our consulting services segment during the three months ended March 31, 2017 and 2016.

Cost of revenues. For the three months ended March 31, 2017, our cost of revenues was $1,599,017 as compared to $1,282,101 for the three months ended March 31, 2016, an increase of $316,916 or 24.7%. The increase is principally due to the increase in revenue. As a percentage of revenues, our cost of revenue for three months ended March 31, 2017 and 2016 were 71.5% and 72.0%, respectively.

General and administrative expenses.  For the three months ended March 31, 2017, we had general and administrative expenses of $408,431 as compared to $392,052 for the three months ended March 31, 2016, an increase of $16,379 or 4.2%. As a percentage of revenues, our general and administrative expenses for three months ended March 31, 2017 and 2016 were 18.3% and 22.0%, respectively. The increase in dollars is principally due to an increase in professional fees.

Other income (expense).  For the three months ended March 31, 2017, we had other expenses, net of $68,572 as compared to $72,749 for the three months ended March 31, 2016, a decrease of $4,177 or 5.7%. The decrease is principally due to an increase in investment losses. Additionally, the Company recorded penalty of $22,545 for early termination of an office lease.

Net loss.  For the three months ended March 31, 2017, we had net income of $81,391 as compared to a net loss of $16,534 for the three months ended March 31, 2016, an increase in net income of $97,925 or 592.3%. The increase in net income is mainly due to the increase in revenue.

Liquidity and Capital Resources Operations

As of March 31, 2017, we had cash on hand of $304,202.

Operating activities. For the three months ended March 31, 2017, we used cash in operating activities of $301,591 as compared to $636,229 for the three months ended March 31, 2016. The decrease is principally due to changes in operating assets and liabilities.

Investing activities. For the three months ended March 31, 2017, we generated cash from investing activities of $32 as compared to cash used in investing activities of $81,964 for the three months ended March 31, 2016. The decrease is principally due to a decrease in cash advance for planned acquisitions and purchase of property and equipment.

Financing activities. For the three months ended March 31, 2017, we generated cash from financing activities of $92,111 as compared to $305,323 for the three months ended March 31, 2016.

We had a negative working capital at March 31, 2017 and had net cash outflow for operating activities for the three months ended March 31, 2017. These factors raise substantial doubt regarding our ability to continue as a going concern. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We plan to fund our operations from loans from our major shareholders and we may raise equity capital by offering shares of our common stock to investors as well as from our operations. There is no obligation by the shareholders to provide such funding.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of March 31, 2017, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of March 31, 2017:

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the first quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company’s headquarters are located in Taichung, Taiwan. As of March 31, 2017, the Company leased 47,109 square feet of building space, all in Taiwan. Additionally, the Company owned a total of 13,951 square feet of land in Taiwan.

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

Date: May 22, 2017	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2017	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

