Form 10-Q
period 2017-06-30
LONGBAU GROUP INC
filed 2018-07-09
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of June 30, 2018, there are a total of 30,500,000 shares of common stock issued and outstanding.

2

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

3

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Longbau Group, Inc.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$520,685	$486,352
Accounts receivable, net of allowance	58,975	900,987
Accounts receivable - related party	44,500	-
Income tax receivable	31,202	15,971
Inventory	508,519	471,746
Deferred tax assets	736	13,033
Prepaid expenses and other current assets	53,040	18,645
Total current assets	1,217,657	1,906,734
Property and equipment, net of accumulated depreciation	299,418	187,428
Deposit on purchase of land	1,941,101	1,937,130
Trust investments, restricted	6,566,923	6,182,205
Deferred commission cost	1,054,060	1,036,206
Deferred tax assets - noncurrent	162,928	190,932
Other assets	84,003	79,146
Total assets	$11,326,090	$11,519,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$722,224	$1,842,289
Accounts payable and accrued expenses - related parties	68,748	12,438
Income tax payable	52,344	-
Deferred revenues - current	98,353	92,524
Other payable - land purchase	1,269,708	1,194,455
Other payable - related party	-	12,378
Other payables	55,589	42,085
Total current liabilities	2,266,966	3,196,169
Deferred preneed contract revenues	8,387,076	7,875,013
Total liabilities	10,654,042	11,071,182
Commitment and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,233,266
Legal capital reserve	78,651	78,651
Accumulated deficit	(843,176)	(863,602)
Accumulated other comprehensive loss	110,161	(21)
Total stockholders' equity	672,048	448,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,326,090	$11,519,781

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30, 2017 and 2016		For the Six Months Ended June 30, 2017 and 2016
	2017	2016	2017	2016
Revenues	$1,150,331	$1,132,320	$3,385,684	$2,913,066

Operating expenses:
Cost of revenues	554,436	574,110	2,153,453	1,856,211
General and administrative	589,883	919,983	997,749	1,313,149
Depreciation and amortization	19,175	(490)	41,184	17,114
Total operating expense	1,163,494	1,493,603	3,192,386	3,186,474
Income (loss) from operations	(13,163)	(361,283)	193,298	(273,408)
Other income (expense):
Realized and unrealized investment income (losses), net	17,685	9,566	(70,086)	(59,385)
Other income (loss)	(3,052)	(10,800)	16,147	(14,598)
Total other income (expense)	14,633	(1,234)	(53,939)	(73,983)
(Income) loss before provision for income taxes	1,470	(362,517)	139,359	(347,391)
Income tax expense	(20,558)	(27,033)	35,940	4,627
Net income (loss)	22,028	(335,484)	103,419	(352,018)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	43,397	(27,473)	110,182	(8,717)
Total other comprehensive income (loss)	43,397	(27,473)	110,182	(8,717)
Comprehensive income (loss)	$65,425	$(362,957)	$213,601	$(360,735)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.01)	$0.01	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,000,000	30,500,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income loss	$103,419	$(352,018)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciate and amortization	41,184	17,114
Investment losses	70,086	59,385
Deferred income tax	40,301	40,956
Changes in operating assets and liabilities:
Accounts receivable	842,012	798,703
Accounts receivable - related party	(44,500)	-
Income tax receivable	37,113	37,950
Inventory	(36,773)	(48,825)
Prepaid expenses and other current assets	(34,395)	(305,366)
Trust investments, restricted	(454,804)	355,335
Deferred commission cost	(17,854)	9,901
Other assets	(4,857)	(46,623)
Accounts payable and accrued expenses	(1,120,066)	(1,171,866)
Accounts payable and accrued expenses - related parties	56,310	265,787
Deferred revenue	5,829	229
Other payable	(6,613)	440,713
Deferred preneed contract revenues	512,063	(294,239)
Net cash used in operating activities	(11,545)	(192,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(157,145)	-
Proceeds from sale of property and equipment	-	17,681
Net cash provided by (used in) investing activities	(157,145)	17,681

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	92,841	-

Net cash provided by financing activities	92,841	-

Effect of exchange rate changes on cash and cash equivalents	110,182	(23,852)

Net change in cash and cash equivalents	34,333	(199,035)
Cash and cash equivalents, beginning of period	486,352	486,352

Cash and cash equivalents, end of period	$520,685	$287,317

Cash paid for:
Interest	$45,835	$43,383
Income tax	$13,777	$17,968

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Longbau Group, Inc. (the Company) was incorporated in the State of Delaware on December 23, 2013.

Business operations include sales of life, property and casualty insurance products underwritten by insurance companies as well as insurance brokerage services and consulting for other providers of deferred preneed funeral and cemetery services, preneed cemetery and funeral activities, sales of burial vaults, urns and other funeral related and consumer products and cemetery property.

Operating subsidiaries include Long Bao Life Technology Co., Ltd. (Long Bao Life) and Ho-Cheng Insurance Brokers Co., Ltd. (Ho-Cheng Insurance).

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2016 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional currency is the Taiwanese Dollar (“Taiwanese $” or “NT$”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

The following table details the exchange rates used for the respective periods:

	June 30, 2017	June 30, 2016	December 31, 2016

Period end: Taiwanese $ to US $	$0.0329	$0.0310	$0.0337
Average for the period: Taiwanese $ to US $	$0.0330	$0.0308	$0.0329

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

Recent Accounting Pronouncements

We have adopted the following recent accounting pronouncements in these financial statements with no significant impact on reported financial position, results of operations or cash flow:

The following recent accounting pronouncements are currently being evaluated for implementation and are not anticipated to have a significant impact on future financial position results of operations or cash flow:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this new standard on January 1, 2018 using the modified retrospective method of adoption. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows, but will result in increased disclosures related to revenue recognition policies and disaggregation of revenues.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017. There was no impact on the financial statements of adopting this new standard on January 1, 2018.

Subsequent Events

The Company’s policy is to evaluate events and transactions through the date the financial statements are available for release for potential disclosure as subsequent events.

Note 3 – Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a substantial working capital deficiency and substantial accumulated deficits and comprehensive loss that raise substantial doubt about its ability to continue as a going concern. Management's plans to address these issues are to achieve and maintain profitability which depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. Additionally, our controlling shareholders will continue to contribute capital if required as they did in 2017 and 2016. Our plans also include raising substantial capital from share purchase agreement from outside entities.

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at June 30, 2017 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	June 30, 2017	Losses	June 30, 2017

Cash and money market account	Level 1	$71,120	$-	$71,120
Mutual funds:
Debt securities	Level 1	6,561,164	(65,361)	6,495,803

Total		$6,632,284	$(65,361)	$6,566,923

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of June 30, 2017.

Note 5 – Related Party Transactions

Advances

In January 2016, the Company advanced its Chief Executive Officer approximately $62,000 (NT$2,000,000) as earnest money to continue negotiations of the pending merger between the Company, Long Bao Life and Ho Cheng Insurance. Initially, the parties could not reach agreement on merger terms and the deposit was returned to the Company in April 2016. On December 29, 2016, the merger was as previously disclosed.

As of December 31, 2015, Long Bao Life had advanced $52,817 to a former member of Long Bao Life’s Board of Directors. The director left Long Bao Life’s Board in December 2014. The advances were collected in 2016.

Purchases

During the six months ended June 30, 2017 and 2016, the Company purchased inventories of $0 and $46,033, respectively, from a company controlled by a family member of the Company’s Chief Executive Officer. As of June 30, 2017 and December 31, 2016, there were no liabilities to the affiliated company for inventory purchases.

Sales

During the six months ended June 30, 2017 and 2016, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $12,840 and $20,363, respectively.

Other payable

As of December 31, 2016, the Company had a liability of $12,378 to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and is payable on demand.

Lease

During the six months ended June 30, 2017 and 2016, the Company leased offices from the Company’s Chief Executive Officer and two directors. Total lease expense to the related parties during the six months ended June 30, 2017 and 2016 were $32,917 and $30,726, respectively.

Commission cost

During the six months ended June 30, 2017 and 2016, the Company incurred $4,016 and $12,851 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of June 30, 2017 and December 31, 2016, amount payable to the affiliated company for commissions were $68,748 and $12,438, respectively.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan. The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $19,318 and $34,058 for the six months ended June 30, 2017 and 2016, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the six months ended June 30, 2017 and 2016, and as of June 30, 2017 and December 31, 2016:

	For the six months ended June 30,
	2017	2016
Revenues
Funeral services	$703,738	$486,314
Insurance	2,681,946	2,426,752

Total revenues	$3,385,684	$2,913,066

Income (loss) from operations
Funeral services	$48,564	$(25,935)
Insurance	207,547	136,972
Consulting	(62,813)	(384,445)

Total income (loss) from operations	$193,298	$(273,408)

Net income (loss)
Funeral services	$(7,632)	$(83,852)
Insurance	173,864	116,222
Consulting	(62,813)	(384,388)

Total net income (loss)	$103,419	$(352,018)

	As of	As of
	June 30, 2017	December 31, 2016
Total assets
Funeral services	$10,625,941	$10,053,335
Insurance	644,174	1,439,203
Consulting	55,976	27,243

Total assets	$11,326,091	$11,519,781

Note 8 – Subsequent Events

The Company has evaluated transactions and events from the balance sheet date through the date these financial statements are available for release and has determined the following events and or transactions require disclosure as subsequent events:

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

Results of Operations

For the three months ended June 30, 2017 and 2016

Revenues.  For the three months ended June 30, 2017, we generated revenues of $1,150,331 as compared to $1,132,320 for three months ended June 30, 2016, an increase of $18,011 or 2%. The increase is principally due to more sales of insurance products.

Cost of revenues. For the three months ended June 30, 2017, our cost of revenues was $554,436 as compared to $574,110 for the three months ended June 30, 2016, decrease of $19,674 or 3%. The decrease is principally due to the less personnel costs incurred in 2017. As a percentage of revenues, our cost of revenue for the three months ended June 30, 2017 and 2016 were 48% and 51%, respectively. We had a lower margin in 2017 primarily due to higher costs on death care products that we sell.

General and administrative expenses.  For the three months ended June 30, 2017, we had general and administrative expenses of $589,882 as compared to $919,983 for the three months ended June 30, 2016, a decrease of $330,101 or 36%. As a percentage of revenues, our general and administrative expenses for the three months ended June 30, 2017 and 2016 were 51% and 81%, respectively. The decrease in dollars is principally due to decreases in professional fees.

Other income (expense).  For the three months ended June 30, 2017, we had net other income of $14,633 as compared to net other loss of $1,234 for the three months ended June 30, 2016, an increase of $15,867. The difference is principally due an investment income of $17,685 recognized in 2017 versus in 2016 there was an interest expense of $10,899.

Net loss.  For the three months ended June 30, 2017, we had net income of $22,028 as compared to a net loss of $335,484 for the three months ended June 30, 2016, an increase in net income of $357,512. The increase in net income is mainly due to the decrease in operating expenses.

For the six months ended June 30, 2017 and 2016

Revenues.  For the six months ended June 30, 2017, we generated revenues of $3,385,684 as compared to $2,913,066 for six months ended June 30, 2016, an increase of $472,618 or 16%. Revenues from our funeral services segment increased by $217,424 or 45% from $486,314 in 2016 to $703,738 in 2017. The increase is principally due to the net increase of revenues from preneed contract deliveries and funeral hosting fees earned, which is offset by the decrease of sales of urns. Revenues from our insurance segment increased by $255,194 or 11% from $2,426,752 in 2016 to $2,681,946 in 2017. The increase is principally due to more sales of our insurance products. We had no revenues from our consulting services segment during the six months ended June 30, 2017 and 2016.

Cost of revenues. For the six months ended June 30, 2017, our cost of revenues was $2,153,453 as compared to $1,856,211 for the six months ended June 30, 2016, an increase of $297,242 or 16%. The increase is principally due to the increase in revenues resulted more costs associated with it. As a percentage of revenues, our cost of revenue for the six months ended June 30, 2017 and 2016 were 64% and 64%, respectively.

General and administrative expenses.  For the six months ended June 30, 2017, we had general and administrative expenses of $998,313 as compared to $1,312,035 for the six months ended June 30, 2016, a decrease of $313,722 or 24%. As a percentage of revenues, our general and administrative expenses for the six months ended June 30, 2017 and 2016 were 29% and 45%, respectively. The decrease in dollars is principally due to decreases in professional fees.

Other income (expense).  For the six months ended June 30, 2017, we had net other expenses of $53,939 as compared to $73,983 for the six months ended June 30, 2016, a decrease of $20,044 or -27%. The decrease is principally due to a decrease in interest expenses.

Net loss.  For the six months ended June 30, 2017, we had net income of $103,419 as compared to a net loss of $352,018 for the six months ended June 30, 2016, an increase in net income of $455,437. The increase in net income is mainly due to the increase in total revenues.

Liquidity and Capital Resources Operations

As of June 30, 2017, we had cash on hand of $520,685.

Operating activities. For the six months ended June 30, 2017, we used cash in operating activities of $11,545 as compared to $191,837 for the six months ended June 30, 2016. The decrease is principally due to changes in accounts payable and deferred contract revenues.

Investing activities. For the six months ended June 30, 2017, we used cash in investing activities of $157,145 as compared to cash provided by investing activities of $17,681 for the six months ended June 30, 2016. The decrease is principally due to a decrease in cash advance for planned acquisitions and purchase of property and equipment.

Financing activities. For the six months ended June 30, 2017, we received cash from financing activities of $92,841 as compared to $0 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we received capital contribution of $92,841.

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

Inventory

Inventory is valued at the lower of the inventory’s cost or net realizable value. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to the net realizable value, if lower. As of December 31, 2017 and 2016, there was no allowance for slow moving or obsolete inventory.

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

Deferred Preneed Contract Revenues and Deferred Revenues

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

The Company also offers its merchandise and provides funeral hosting services on a stand-alone at need basis. The amount collected from customer before the merchandises and services are delivered is recorded in deferred revenues on the balance sheet.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this new standard on January 1, 2018 using the modified retrospective method of adoption. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows, but will result in increased disclosures related to revenue recognition policies and disaggregation of revenues.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017. There was no impact on the financial statements of adopting this new standard on January 1, 2018.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of June 30, 2017, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of June 30, 2017:

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

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*The certification attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 6, 2018	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)
Date: July 6, 2018	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

