Form 10-Q
period 2017-09-30
LONGBAU GROUP INC
filed 2018-07-09
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

3

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Longbau Group, Inc.

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$469,122	$486,352
Restricted cash	-	-
Accounts receivable, net of allowance	145,687	900,987
Accounts receivable - related party	89,500	-
Income tax receivable	31,276	15,971
Inventory	415,725	471,746
Deferred tax assets	2,248	13,033
Prepaid expenses and other current assets	70,493	18,645
Total current assets	1,224,051	1,906,734

Property and equipment, net of accumulated depreciation	280,522	187,428
Deposit on purchase of land	1,941,101	1,937,130
Trust investments, restricted	6,621,032	6,182,205
Deferred commission cost	1,034,552	1,036,206
Deferred tax assets - noncurrent	163,315	190,932
Patents, net of accumulated amortization	10,316	10,496
Other assets	73,115	68,650

Total assets	$11,348,004	$11,519,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$614,160	$1,842,289
Accounts payable and accrued expenses - related parties	138,970	12,438
Income tax payable	39,385	-
Deferred revenues - current	98,586	92,524
Other payable - land purchase	1,190,289	1,194,455
Other payable - related party	111,775	12,378
Other payables	42,900	42,085
Total current liabilities	2,236,065	3,196,169
Deferred preneed contract revenues	8,424,890	7,875,013
Total liabilities	10,660,955	11,071,182
Commitment and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,602	1,233,266
Legal capital reserve	78,651	78,651
Accumulated deficit	(831,500)	(863,602)
Accumulated other comprehensive loss	112,991	(21)

Total stockholders' equity	687,049	448,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,348,004	$11,519,781

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$1,834,702	$2,170,953	$5,220,386	$5,084,019

Operating expenses:
Cost of revenues	1,269,115	1,432,499	3,422,568	3,288,710
General and administrative	524,231	253,598	1,522,544	1,529,570
Depreciation and amortization	22,146	10,239	62,765	64,530
Total operating expense	1,815,492	1,696,336	5,007,877	4,882,810

Income (loss) from operations	19,210	474,617	212,509	201,209

Other income (expense):
Realized and unrealized investment losses, net	3.384	482	(66,703)	(58,876)
Other income	(7,604)	(10,070)	8,543	(24,695)
Total other income	(4,220)	(9,588)	(58,160)	(83,571)

Income (loss) before provision for income taxes	14,990	465,029	154,349	117,638
Income tax expense	2,622	40,132	38,562	44,759

Net income (loss)	$12,368	$424,897	$115,787	$72,879

Other comprehensive gain (loss):
Foreign currency translation gain (loss)	2,830	26,689	113,012	18,972
Total other comprehensive gain (loss)	2,830	26,689	113,012	18,972

Comprehensive gain (loss)	$15,198	$451,586	$228,799	$91,851

Net income per common share:
Basic and diluted	$0.00	$0.02	$0.01	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,000,000	30,500,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$115,787	$72,879
Adjustments to reconcile net income to net cash from operating activities:
Depreciate and amortization	62,765	64,530
Investment loss	66,703	58,876
Deferred income tax	38,402	36,274
Changes in operating assets and liabilities:
Accounts receivable	755,299	835,310
Accounts receivable - related party	(89,500)	-
Income tax receivable	24,080	76,211
Inventory	56,021	(23,142)
Prepaid expenses and other current assets	(51,848)	(323,411)
Trust investments, restricted	(505,530)	(191,068)
Deferred commission cost	1,654	(59,566)
Other assets	(4,465)	(43,608)
Accounts payable and accrued expenses	(1,311,318)	(1,191,514)
Accounts payable and accrued expenses - related parties	126,532	(12,438)
Deferred revenue	6,062	2,893
Other payable	96,046	478,095
Deferred preneed contract revenues	549,877	211,637

Net cash used in operating activities	(63,433)	(8,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(159,650)	(118,296)

Net cash used in investing activities	(159,650)	(118,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	92,841	-

Net cash provided by financing activities	92,841	-

Effect of exchange rate changes on cash and cash equivalents	113,012	794

Net change in cash and cash equivalents	(17,230)	(125,544)
Cash and cash equivalents, beginning of period	486,352	80,351

Cash and cash equivalents, end of period	$469,122	$(45,193)

Cash paid for:
Interest	$66,655	$65,697
Income tax	$13,774	$18,368

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2016 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

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

The following table details the exchange rates used for the respective periods:

	September 30, 2017	September 30, 2016	December 31, 2016

Period end: Taiwanese $ to US $	$0.0330	$0.0319	$0.0337
Average for the period: Taiwanese $ to US $	$0.0330	$0.0315	$0.0329

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

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at September 30, 2017 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	September 30, 2017	Losses	September 30, 2017

Cash and money market account	Level 1	$106,465	$-	$106,465
Mutual funds:
Debt securities	Level 1	6,554,354	(39,787)	6,514,567

Total		$6,660,819	$(39,787)	$6,621,032

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of September 30, 2017.

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

Purchases

During the nine months ended September 30, 2017 and 2016, the Company purchased inventories of $0 and $48,955, respectively, from a company controlled by a family member of the Company’s Chief Executive Officer. As of September 30, 2017 and December 31, 2016, there were no liabilities to the affiliated company for inventory purchases.

Sales

During the nine months ended September 30, 2017 and 2016, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $23,908 and $21,873, respectively.

Other payable

As of September 30, 2017 and December 31, 2016, the Company had a liability of $111,775 and $12,378, respectively, to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the nine months ended September 30, 2017 and 2016, the Company leased offices from the Company’s Chief Executive Officer. Total lease expense to the related parties during the nine months ended September 30, 2017 and 2016 were $49,365 and $47,050, respectively.

Commission cost

During the nine months ended September 30, 2017 and 2016, the Company incurred $4,557 and $22,645 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of September 30, 2017 and December 31, 2016, amount payable to the affiliated company for commissions were $138,970 and $12,438, respectively.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan. The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $31,441 and $52,516 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016:

	For the nine months ended September 30,
	2017	2016
Revenues
Funeral services	$1,094,118	$873,744
Insurance	4,126,268	4,210,275

Total revenues	$5,220,386	$5,084,019

Income (loss) from operations
Funeral services	$63,687	$41,362
Insurance	236,137	246,811
Consulting	(87,315)	(86,964)

Total income from operations	$212,509	$201,209

Net income (loss)
Funeral services	$17,862	$(25,992)
Insurance	185,240	185,778
Consulting	(87,315)	(86,907)

Total net income	$115,787	$72,879

	As of	As of
	September 30, 2017	December 31, 2016
Total assets
Funeral services	$10,605,049	$10,053,335
Insurance	641,363	1,439,203
Consulting	101,592	27,243

Total assets	$11,348,004	$11,519,781

Note 8 – Subsequent Events

The Company has evaluated transactions and events form the balance sheet date through the date these financial statements are available for release and has determined the following events and or transactions require disclosure as subsequent events:

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

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenues.  For the three months ended September 30, 2017, we generated revenues of $1,834,702 as compared to $2,170,953 for three months ended September 30, 2016, a decrease of $336,251 or 15%. The decrease is principally due to less sales of insurance products.

Cost of revenues. For the three months ended September 30, 2017, our cost of revenues was $1,269,115 as compared to $1,432,499 for the three months ended September 30, 2016, a decrease of $163,384 or 11%. The decrease is principally due to the decrease in revenue. As a percentage of revenues, our cost of revenue for the three months ended September 30, 2017 and 2016 were 69% and 66%, respectively.

General and administrative expenses.  For the three months ended September 30, 2017, we had general and administrative expenses of $524,231 as compared to $253,598 for the three months ended September 30, 2016, an increase of $270,633 or 107%. As a percentage of revenues, our general and administrative expenses for the three months ended September 30, 2017 and 2016 were 29% and 12%, respectively. The increase in dollars is principally due to increases in operating expenses.

Other income (expense).  For the three months ended September 30, 2017, we had net other expense of $4,220 as compared to net other income of $9,588 for the three months ended September 30, 2016, a decrease of $5,367 or 56%. The decrease is principally due to a decrease in interest expense.

Net loss.  For the three months ended September 30, 2017, we had net income of $12,367 as compared to $424,897 for the three months ended September 30, 2016, a decrease in net income of $412,530. The decrease in net income is mainly due to the decrease in revenues.

For the nine months ended September 30, 2017 and 2016

Revenues.  For the nine months ended September 30, 2017, we generated revenues of $5,220,386 as compared to $5,084,019 for nine months ended September 30, 2016, an increase of $136,367 or 3%. Revenue from our funeral services segment increased by $220,374 or 25% from $873,744 in 2016 to $1,094,118 in 2017. The increase is principally due to the net increase of revenues from preneed contract delivery and funeral hosting fees earned, which is offset by the decrease of sales of urns. Revenues from our insurance segment decreased by $84,007 or 2% from $4,21,275 in 2016 to $4,126,268 in 2017. The decrease is principally due to less sales of insurance products. We had no revenues from our consulting services segment during the nine months ended September 30, 2017 and 2016.

Cost of revenues. For the nine months ended September 30, 2017, our cost of revenues was $3,422,568 as compared to $3,288,710 for the nine months ended September 30, 2016, an increase of $133,858 or 4%. The increase is principally due to the increase in revenues. As a percentage of revenues, our cost of revenue for the nine months ended September 30, 2017 and 2016 were 66% and 65%, respectively.

General and administrative expenses.  For the nine months ended September 30, 2017, we had general and administrative expenses of $1,522,544 as compared to $1,565,633 for the nine months ended September 30, 2016, a decrease of $43,089 or 3%. As a percentage of revenues, our general and administrative expenses for the nine months ended September 30, 2017 and 2016 were 29% and 31%, respectively. The decrease in dollars is principally due to decreases in professional fees.

Other income (expense).  For the nine months ended September 30, 2017, we had met other expenses of $58,160 as compared to $83,571 for the nine months ended September 30, 2016, a decrease of $25,411 or 30%. The decrease is principally due to a decrease in interest expense.

Net loss.  For the nine months ended September 30, 2017, we had net income of $115,787 as compared to $72,879 for the nine months ended September 30, 2016, an increase in net income of $42,908. The increase in net income is mainly due to the increase in revenues.

Liquidity and Capital Resources Operations

As of September 30, 2017, we had cash on hand of $520,685.

Operating activities. For the nine months ended September 30, 2017, we used cash in operating activities of $63,433 as compared to $8,042 for the nine months ended September 30, 2016. The increase is principally due to changes in accounts payable and deferred contract revenues.

Investing activities. For the nine months ended September 30, 2017, we used cash in investing activities of $159,650 as compared to cash provided by investing activities of $118,296 for the nine months ended September 30, 2016. The increase is principally due to cash spent on purchases of property and equipment.

Financing activities. For the nine months ended September 30, 2017, we received cash from financing activities of $92,841 as compared to $0 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received cash contribution of $92,841.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of September 30, 2017, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of September 30, 2017:

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

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

