Form 10-K
period 2017-12-31
LONGBAU GROUP INC
filed 2018-07-09
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $35,555,999 based upon the latest known sale price of the quarter on May 26, 2017 of $4.50 per share.

As of June 30, 2018, there were 30,500,000 shares of common stock issued and outstanding.

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

This report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) the regulations to which we are subject, (c) anticipated trends in our industry and (d) our needs for working capital.

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

ITEM 1. BUSINESS

General Description of Business

We offer pre-need death care contracts and pre-need and at need funeral services and selling funeral related products to customers. We operate our Taiwan death care business primarily through Long Bao Life Technology Co., Ltd. We also provide life, property and casualty insurance products and insurance brokerage services to our customers. In addition, we are actively pursuing business plans focusing on management consulting services and consulting contracts.

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

Company actively sells pre-need death care contracts and insurance products through its subsidiaries in Taiwan. In 2018, the Company plans to expand its scope of customers to include medium-size and large enterprises. Currently, the Company is actively pursuing entering consultancy contracts with small death care service providers in Hong Kong and Taiwan.

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

On December 29, 2016, the Company issued 500,000 shares of its common stock to several non-U.S. investors in consideration for the 100% of the ownership of Long Bao Life and Ho-Cheng Insurance. The details of the transactions are described above. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

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

Our Growth Strategy

In 2018, we expect to provide consulting services to some companies in the death care industry to improve their operation performance. Secondly, we plan to expand our customer base both in the death care industry and insurance industry. Lastly, we plan to sell new funeral related products. In the future, the Company expects to promote the death care services and insurance products in mainland China. Given mainland China is the biggest old age market, we intend to cooperate with large companies and provide consulting services to small companies in death care industry.

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

•	Individual Whole Life Insurance. The individual whole life insurance products the Company distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products the Company distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Health Insurance. The individual health insurance products the Company distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to sickness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•	Accidental Injury Insurance. Accidental Injury Insurance is the kind of accident and health insurance where benefit is given when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will. Accidental Injury Insurance policies expire when the premium is not paid or a certain age is attained.

•	Investment-oriented Insurance. Investment-oriented insurance products are the market linked insurance plan which also provide life coverage. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, investment-oriented insurance policies are categorized into two broad categories: (1) the death benefit is equal to the higher of insured amount or fund value; (2) the death benefit is equal to the insured amount plus fund value.

•	Foreign Currency Policy Commodity. It is a life insurance policy in which a policy benefit shall all be paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest, is paid upon the death of the insured.

•	Travel Accident Insurance. It is a kind of accident and health insurance. The travel accident insurance provides monetary compensation in case the insured dies or loses a limb in an accident while he or she is traveling. The premium is based on the days of traveling and the insured amount.

Property and Casualty Insurance Products

The Company’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance.

The property and casualty insurance products the Company distributes can be further classified into the following categories:

•	Automobile Insurance. The Company distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies the Company sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. The Company also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The policy could also cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Casualty Insurance. Casualty insurance is made to insure any loss or damage to property. This is designed to cover loss that is caused by direct accident. The policy period is usually one year. The premium is based on the insured amount.

•	Liability Insurance. When the insured is legally obligated to indemnify a third party and subject to a claim in connection therewith, the liability insurer is liable to provide such indemnification on behalf of the insured. The policy period is usually one year. The premium is based on the insured amount.

•	Commercial Property Insurance. The commercial property insurance products the Company distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

Employees

We currently have 50 employees to whom we are paying salaries. Depending on the business needs, we intend to recruit additional full-time employees in the future.

Stock Option Plan

As of December 31, 2017, we do not have any stock option plans.

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

The Practitioner Certificate

The insurance broker practitioner certificate has a validation duration of five years and must be renewed before expiration. In case a broker has the qualifications for both property insurance and life insurance, he may obtain both insurance brokerage practitioner certificates.

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

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of $16,653 (Taiwan $500,000) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

•	the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or
•	Taiwan suffers serious trade deficit.

ITEM 1A. RISK FACTORS

Before purchasing any of the shares of our common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We believe that the following risk factors are the most significant for our business:

We have incurred losses and may continue to incur losses.

We had consolidated net loss of $64,801 and $191,304 for the years ended December 31, 2017 and 2016 and we may continue to incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis. We currently have 50 employees, and our operation is expanding. We generated approximately $7.6million revenues during the year ended December 31, 2017 and expect to generate more revenues in 2018 from funeral and insurance services.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

We are currently selling services in Hong Kong through Longbau Hong Kong, our operating company in Hong Kong, to small death care companies across Hong Kong, and we intend to expand business operations by distributing and exporting our consultancy services in 2018 through a variety of marketing channels. In September 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. We anticipate continued growth in the future through internal expansion as well as external strategic partnerships or alliances. Our expansion will place substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

Delays or failures in utilizing these marketing channels or achieving lower than expected sales through such marketing channels, could materially adversely affect our growth and profitability.

Our future success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon (i) the continuing services of our current senior management team and (ii) the recruitment of other key personnel, in particular the Chief Executive Officer. If we fail to recruit the key personnel, or one or more of our senior management team, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted, and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel or attract and retain high-quality senior executives or key personnel in the future. As is customary in Hong Kong and Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

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

Our business plan and growth strategy call for ongoing expenses in connection with the distribution of our death care services. As of December 31, 2017, we had $564,561 cash on hand and we have accumulated a deficit of $1,006,595.

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

	Fiscal Year Ended December 31, 2017
	Low	High
First Quarter ended March 31, 2017	$5.18	$5.18
Second Quarter ended June 30, 2017	$4.50	$4.50
Third Quarter ended September 30, 2017	$4.00	$4.00
Fourth Quarter ended December 31, 2017	$4.00	$4.00

	Fiscal Year Ended December 31, 2016
	Low	High
First Quarter ended March 31, 2016	$4.10	$7.90
Second Quarter ended June 30, 2016	$5.50	$6.20
Third Quarter ended September 30, 2016	$6.10	$6.48
Fourth Quarter ended December 31, 2016	$4.75	$6.50

(b) Shareholders

On June 1, 2018, there were approximately 330 holders of record of our common stock.

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

(e)  Performance Graph

Not applicable.

(f)  Sale of Unregistered Securities

Not applicable.

5(b) Use of Proceeds

Not applicable.

5(c) Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the year ended December 31, 2017.

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

Overview

We provide consulting services related to pre-need death care through consultancy contracts with small death care service providers in Taiwan. Also, the Company actively sells pre-need death care contracts and insurance products through its own sales force in Taiwan. We consult on the purchase of cemetery property and funeral and cemetery merchandise and services at the time of need and on a preneed basis. In addition, the Company specializes in the consultancy for deferred preneed funeral and cemetery receipts held in trust, preneed cemetery activities, preneed funeral activities, preneed funeral and cemetery, burial vaults, cemetery property, and cemetery property revenue.

Long Bao Life provides “pre-need” and “at need” funeral services and sells funeral related products, such as urns, in Taiwan. A pre-need death care contract enables a customer to make his/her own funeral arrangements in advance and prepay for the funeral, which reduces the burden of the family at the time of bereavement as well as avoids the influence of rising costs. In addition, the company provides consulting services to customer prior to the purchase. Long Bao Life utilizes various systems, including multi-level marketing ("MLM") system, to sell the preneed contracts and other products. Under the MLM system, the salespeople are compensated not only for sales they generate, but also for the sales of the other salespeople that they recruit. This recruited sales force is referred to as the participant's "downline” and can provide multiple levels of compensation. MLM is one type of direct selling. The salespeople are expected to sell products directly to consumers by means of relationship referrals and word of mouth marketing. MLM salespeople not only sell the Long Bao Life products but also encourage others to join Long Bao Life as a distributor. Long Bao Life also sells its preneed contracts and other products through agents where it pays a fixed amount of commission.

Ho-Cheng Insurance, a Taiwan based insurance intermediary company focuses on sales of life, property and casualty insurance products underwritten by insurance companies as well as insurance brokerage services. The company has been cooperating with many insurance companies operating in Taiwan to distribute a wide variety of insurance products to customers.

Results of Operations

For the years ended December 31, 2017 and 2016

Revenues.  For the year ended December 31, 2017, we generated revenues of $7,573,353 as compared to $7,986,658 for the year ended December 31, 2016, a decrease of $413,305 or 5%. Revenues from our funeral services segment decreased by $105,072 or 7% from $1,558,830 in 2016 to $1,453,758 in 2016. The decrease is principally due to reduced volumes in sales of urns. Revenues from our insurance segment decreased by $308,233 or 5% from $6,427,828 in 2017 to $6,119,595 in 2016. The decrease is principally due to reduced volumes in sales of insurance products. We did not generate any revenues from our consulting business during either 2017 or 2016.

Cost of revenues. For the year ended December 31, 2017, our cost of revenues was $5,791,325 as compared to $5,996,677 for the year ended December 31, 2016, a decrease of $205,352 or 3%. The decrease is principally due to the decrease in urn sales and the increase of commission paid to insurance agents.

General and administrative expenses.  For the year ended December 31, 2017, we had general and administrative expenses of $1,693,105 as compared to $2,031,138 for the year ended December 31, 2016, an increase of $338,033 or 17%. As a percentage of revenues, our general and administrative expenses for the years ended December 31, 2017 and 2016 were 22% and 25% respectively. The decrease in both dollars and percentage is due to us managing our operating expense better and reduction of unnecessary costs.

Other income (expense).  For the year ended December 31, 2017, we had other income of $60,276 as compared to $46,482 for the year ended December 31, 2016, an increase of $13,794 or 30%. The increase is principally due to higher realized and unrealized losses on our trust investments in 2017 as compared to 2016.

Net Income.  For the year ended December 31, 2017, we had a net loss of $64,801 as compared to a net loss of $191,304 for the year ended December 31, 2016, a decrease in net loss of $126,503. The change in net loss is due to factors discussed above.

Liquidity and Capital Resources

During the year ended December 31, 2017, Ho-Cheng received a capital contribution of $92,841 from a shareholder and the proceeds were used to fund our operations. We plan to fund our operations from loans from our major shareholders and we may raise equity capital by offering shares of our common stock to investors.

As of December 31, 2017, we had cash on hand of $564,561.

Operating activities. For the year ended December 31, 2017, we generated cash from operating activities of $24,639 as compared to $3,549 for the year ended December 31, 2016. The increase is principally due to changes in operating assets and liabilities.

Investing activities. For the year ended December 31, 2017, we used cash in investing activities of $33,290 as compared to $52,052 for the year ended December 31, 2016. The decrease is principally due to lower purchases of property and equipment in 2017.

Financing activities. For the year ended December 31, 2017, we used cash of $205,913 in financing activities as compared to cash of $51,321 used in financing activities for the year ended December 31, 2016. The increase is principally due to the proceeds from capital contributions of $92,841 in 2017 compared to none in 2016.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2017, are as follows:

	Less than	One to Three	More than
	One Year	Years	Three Years	Total

Other payable - land purchase	$963,043	$-	$-	$963,043
Leases	61,069	31,401	-	92,470

Total	$1,024,112	$31,401	$-	$1,055,513

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

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of December 31, 2017 and 2016, the Company had $955,866 and $1,036,206 of deferred commission costs, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Longbau Group, Inc.

Taichung, Taiwan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Longbau Group, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensives loss, changes in shareholders’ equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2017, in conformity with generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a substantial working capital deficiency and substantial accumulated deficits and comprehensive loss that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2016.

Houston, Texas

July 6, 2018

Longbau Group, Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$564,561	$486,352
Accounts receivable, net of allowance	840,250	900,987
Other receivables	44,097	-
Income tax receivable	29,373	15,971
Inventory	358,914	471,746
Deferred tax assets	-	13,033
Prepaid expenses and other current assets	55,034	18,645

Total current assets	1,892,229	1,906,734
Property and equipment, net of accumulated depreciation	135,833	184,809
Deposits on purchase of land	1,941,101	1,939,749
Trust investments, restricted	6,214,890	6,182,205
Deferred commission cost	955,866	1,036,206
Deferred tax assets - noncurrent	153,320	190,932
Other assets	78,084	79,146

Total assets	$11,371,323	$11,519,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,718,968	$1,842,289
Accounts payable and accrued expenses - related parties	155,975	12,438
Income tax payable	40,636	-
Deferred revenues - current	92,588	92,524
Other payable - land purchase	963,043	1,194,455
Other payable - related party	-	12,378
Other payables	56,623	42,085
Total current liabilities	3,027,833	3,196,169

Deferred preneed contract revenues	7,942,772	7,875,013
Total liabilities	10,970,605	11,071,182

Commitment and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,233,266
Legal capital reserve	87,342	78,651
Accumulated deficit	(1,006,595)	(863,602)
Accumulated other comprehensive loss	(6,441)	(21)

Total stockholders' equity	400,718	448,599
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,371,323	$11,519,781

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2017 and 2016

	2017	2016

Revenues	$7,573,353	$7,986,658

Operating expenses
Cost of revenues	5,791,325	5,996,677
General and administrative	1,692,026	2,031,138
Depreciation and amortization	83,447	87,971
Total operating expense	7,566,798	8,115,786

Loss from operations	6,555	(129,128)

Other income (expense)
Realized and unrealized investment losses, net	(98,709)	(36,109)
Other income	60,276	46,482
Total other income (expense)	(38,433)	10,373

Income (loss) before provision for income taxes	(31,878)	(118,755)
Income tax expense	32,923	72,549

Net income (loss)	$(64,801)	$(191,304)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(4,899)	16,135
Total other comprehensive gain (loss)	(4,899)	16,135

Comprehensive loss	$(69,700)	$(175,169)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,002,732

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

			Additional			Other	Total
	Common Stock		Paid- in	Legal	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Gain (Loss)	Equity

Balance, December 31, 2015	30,000,000	$300	$1,233,271	$70,824	$(606,949)	$(16,156)	$681,290

Cash dividend	-	-	-	-	(57,522)	-	(57,522)

Transfer to legal capital reserve	-	-	-	7,827	(7,827)	-	-
Acquisition of Long Bao Life and Ho-Cheng Insurance	500,000	5	(5)	-	-	-	-
Foreign currency translation gain	-	-	-	-	-	16,135	16,135

Net loss	-	-	-	-	(191,304)	-	(191,304)

Balance, December 31, 2016	30,500,000	305	1,233,266	78,651	(863,602)	(21)	448,599

Capital paid-in	-	-	92,841	-	-	-	92,841
Foreign currency translation loss	-	-	-	-	-	(6,420)	(6,420)

Cash dividend	-	-	-	-	(78,192)	-	(78,192)

Net loss	-	-	-	8,691	(64,801)	-	(56,110)

Balance, December 31, 2017	30,500,000	$305	$1,326,107	$87,342	$(1,006,595)	$(6,441)	$400,718

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,801)	$(191,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciate and amortization	83,447	87,971
Investment loss (income)	98,709	36,109
Gain from sale of property and equipment	(647)	-
Deferred income tax	50,645	42,259
Changes in operating assets and liabilities:
Accounts receivable	60,737	(119,086)
Other receivables	(44,097)	-
Income tax	27,234	(90,890)
Inventory	112,832	24,449
Prepaid expenses, other current assets and other assets	(36,405)	16,626
Trust investments, restricted	(131,394)	(1,229,822)
Deferred commission cost	80,340	(41,504)
Accounts payable and accrued expenses	(123,321)	332,707
Accounts payable and accrued expenses - related parties	143,537	6,493
Deferred revenue	64	66,533
Deferred preneed contract revenues	67,759	1,063,008

Net cash provided by operating activities	324,639	3,549

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(34,587)	(64,541)
Proceeds from other receivables - related parties	-	52,817
Proceeds from sale of property and equipment	1,297	-
Other payable - related party	-	(40,328)

Net cash used in investing activities	(33,290)	(52,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from cash contribution	92,841	-
Payment on liability for land purchase	(229,253)	-
Dividends	(69,501)
Payments from borrowing of short-term debt	-	6,201
Payment of dividend	-	(57,522)

Net cash used in financing activities	(205,913)	(51,321)

Effect of exchange rate changes on cash and cash equivalents	(7,227)	10,536

Net change in cash and cash equivalents	78,209	(89,288)
Cash and cash equivalents, beginning of year	486,352	575,640

Cash and cash equivalents, end of year	$564,561	$486,352
Cash paid for:
Interest	$78,517	$86,467
Income tax	$27,350	$29,298
Non-cash investing and financing activities
Transfer of capital reserve	$-	$7,827

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

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

Foreign Currency Translation

The accounts of the Company are maintained in the Taiwanese Dollar $. The accounts of the Company are translated into USD $ with the Taiwanese Dollar $ as the functional currency. All assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity transactions are translated at the historical rates, and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive gain (loss).

The following table details the exchange rates used for the respective periods:

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

Year end: Taiwanese Dollar $ to USD $	$0.0310	$0.0337
Average for the year: Taiwanese Dollar $ to USD $	$0.0310	$0.0329

Cash and Cash Equivalents

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

The Company provides merchandise return policy where customers who return the merchandises or cancel the contracts can receive full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowance for sales return is established based on management’s estimates of expected returns and historical experiences. As of December 31, 2017 and 2016, there was no allowance for uncollectible accounts receivable.

Inventory

Inventory consists of funeral related products such as burial urns and other consumer products and is valued at the lower of cost as determined on a first-in first-out basis or net realizable value. Burial urns are processed for the Company by third party contractors to add paint and other decorative finishes. Unprocessed urns are carried as raw materials, processed urns are carried as finished goods. The cost of processing is added to the carrying value of finished goods. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to the net realizable value if required.

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

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Description	Years

Office equipment	3 - 5 years
Lease improvements	3 - 5 years

Patent

The Company capitalizes the acquisition cost of its patent and amortizes the capitalized patent costs over 14 years..

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2017 and 2016, respectively, there was no significant impairment of its long-lived assets.

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of December 31, 2017 and 2016, the Company had $955,866 and $1,036,206 of deferred commission costs, respectively.

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

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions as of December 31, 2017 and 2016.

Revenue Recognition

The Company recognizes revenue when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the services have been provided, and collectability is assured.

Long Bao Life sells its merchandise and services on both a preneed and at need basis. At need sales are recognized as revenue when the service is performed, or merchandise is delivered. Pre-need funeral services and funeral merchandise are under contracts that provide for delivery of the services and merchandise at the time of need. Revenue associated with sales of preneed funeral contracts is deferred until funeral merchandise is delivered or the funeral services are performed, generally at the time of need. Pursuant to Taiwanese law, 75% of the proceeds from funeral merchandise or services sold on a preneed basis is required to be paid into trust funds.

Ho-Cheng Insurance’s revenue is from insurance agency and brokerage services. The Company sells insurance products to customers and obtains commissions from the respective insurance carriers according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The Company recognizes revenue from insurance carriers on a gross basis. The commission paid by the Company to its agents are recorded as cost of revenues.

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Taiwanese Dollar $. Translation loss of $6,420 and $21 at December 31, 2017 and 2016, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet.

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

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Recent Accounting Pronouncements

We have adopted the following recent accounting pronouncements in these financial statements with no significant impact on reported financial position, results of operations or cash flow:

Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, ASU 2015-01 was issued, which eliminates the concept of extraordinary items. This update became effective at the beginning of our 2016 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

Presentation of Financial Statements - Going Concern (Subtopic 25-40): - Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. In August 2014, the FASB issued ASU 2014-15, requiring management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We have adopted this ASU and the adoption did not have a significant impact on our financial statement and disclosures.

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

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 3 – Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a substantial working capital deficiency and substantial accumulated deficits and comprehensive loss that raise substantial doubt about its ability to continue as a going concern. Management's plans to address these issues are to achieve and maintain profitability which depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. Additionally, our controlling shareholders will continue to contribute capital if required as they did in 2017. Our plans also include raising substantial capital from share purchase agreement from outside entities.

Note 4 - Inventories

Inventory consisted of the following at December 31, 2017 and 2016:

	2017	2016

Raw materials	$111,074	$195,404
Finished goods	247,840	276,342

Total inventory	$358,914	$471,746

As of December 31, 2017 and 2016, there was no allowance for slow moving or obsolete inventory.

Note 5 – Property and Equipment, net

Property and equipment consisted of the following at December 31, 2017 and 2016:

	2017	2016
Depreciable property and equipment
Leasehold improvements	$139,488	$173,172
Office equipment	247,621	255,659

Total depreciable property and equipment	387,109	428,831
Less: accumulated depreciation	(251,276)	(241,403)
Depreciable property and equipment, net	$135,833	$187,428

Depreciation expense for the years ended December 31, 2017 and 2016 was $83,447 and $87,971, respectively.

Note 6 – Trust Investments

The cost and market values associated with preneed contract trust investments at December 31, 2017 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	December 31. 2017	Losses	December 31. 2017

Cash and money market account	Level 1	$4,963,412	$-	$4,963,412
Mutual funds:
Debt securities	Level 1	1,269,567	(18,089)	1,251,478

Total		$6,232,979	$(18,089)	$6,214,890

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

The cost and market values associated with preneed contract trust investments at December 31, 2016 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	December 31. 2016	Losses	December 31. 2016

Cash and money market account	Level 1	$4,485,031	$-	$4,485,031
Mutual funds:
Debt securities	Level 1	1,713,038	(15,864)	1,697,174

Total		$6,198,069	$(15,864)	$6,182,205

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of December 31, 2017 and 2016.

Note 7 – Other Assets

The balance of other assets as of December 31, 2017 and 2016, consist of the following:

Description	2017	2016
Insurance deposits under the Taiwan Insurance Act	$62,242	$61,000
Patents, net of amortization of $5,815 and $4,736 as of December 31, 2017 and 2016, respectively	9,417	10,496
Other	6,425	7,650
Total	$78,084	$79,146

Amortization expense related to the patents for the years ended December 31, 2017 and 2016 amounted to $1,088 and $1,088, respectively.

Note 8 – Related Party Transactions

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

Purchases

During the years ended December 31, 2017 and 2016, the Company purchased inventories of $0 and $46,263, respectively, from a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2017 and 2016, there were no liabilities to the affiliated company for inventory purchases.

Sales

During the years ended December 31, 2017 and 2016, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $28,431 and $29,068, respectively.

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Other payable

As of December 31, 2016, the Company had a liability of $12,378 to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the years ended December 31, 2017 and 2016, the Company leased offices from the Company’s Chief Executive Officer and two directors. Total lease expense to the related parties during 2017 and 2016 were $67,989 and $104,078, respectively. As of December 31, 2017 and 2016, the Company had a lease deposit of approximately $5,600 and $6,500, respectively, held by the related parties.

Commission cost

During the years ended December 31, 2017 and 2016, the Company incurred $16,306 and $40,771 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2017 and 2016, amount payable to the affiliated company for commissions were $886 and $12,190, respectively.

Note 9 – Income Taxes

Longbau Group, Inc. and Longbau Group Limited had no operating profit to be taxed for the years ended December 31, 2017 and 2016.

Long Bao Life and Ho-Cheng Insurance are subject to income tax in Taiwan with an effective income tax rate of 17%. Income tax expense (benefit) for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016

Income tax provision - current	$32,865	$68,735
Income tax provision - deferred	58	3,814

Total income tax expense	$32,923	$72,549

The following table reconciles the statutory tax rate to Long Bao Life and Ho-Cheng Insurance’s effective tax rate for the years ended December 31, 2017 and 2016:

	2017	2016

Income tax expense computed at statutory rate	$31,478	$25,838
Prior year unpaid taxes	96	4,931
Changes in deferred taxes	58	46,534
Other	1,291	(4,754)

Total income tax expense	$32,923	$72,549

Capital gains or losses derived from the sale of securities are exempt from regular income tax assessment in Taiwan. Non-deductible expenses mainly included losses from the sale of securities of $47,501 and $47,501 for the years ended December 31, 2017 and 2016, respectively.

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Significant components of the deferred tax assets and liabilities were as follows:

	2017	2016
Deferred tax assets (liabilities):
Deferred revenues	$182,888	$209,940
Deferred commission costs	(29,393)	(34,122)
Cost of goods sold adjustments	-	37,124
Unrealized losses from trust investments	13,604	2,936
Expenses capitalized for tax purpose	(174)	574

Total	166,925	216,452
Less: valuation allowance	(13,605)	(12,487)

Deferred tax assets, net	153,320	203,965
Less: deferred tax assets - current	-	(13,033)

Deferred tax assets - noncurrent	$153,320	$190,932

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

As of December 31, 2017, the Company had income tax receivable of $29,373 and at December 31, 2016, the Company had income tax payable of $15,971.

Note 10 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan (Currently 1.04% per annum). The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $87,454 and $88,650 for the years ended December 31, 2017 and 2016, respectively.

The Company leases several offices and vehicles from third parties. For the years ended December 31, 2017 and 2016, the Company recorded rent expenses of $270,758 and $380,973, respectively. Future minimum lease payments for non-cancellable operating leases are as follows:

For the year ending December 31,
2018	$61,069
2019	22,118
2020	9,283

Total	$92,470

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

Note 11 – Land Purchase Liability

The land purchase liability as of December 31, 2017 and 2016, consist of the following:

	2017		2016
Description	Taiwanese $	US$	Taiwanese $	US$
Non-interest-bearing liability to an unrelated individual from a land purchase agreement dated December 30, 2014	$62,600,000	$1,972,063	$62,600,000	$1,972,063
Payments made in 2015	(24,000,000)	(756,063)	(24,000,000)	(756,063)
Translation gain loss	-	(21,545)	-	(21,545)
Balance December 31, 2016	38,600,000	1,194,455	$38,600,000	$1,194,455
Payments made in 2017	(7,500000)	(229,253)
Translation gain loss	-	(2,159)
Balance December 31, 2017	$31,100,000	$963,043

On December 30, 2014, the Company entered into a land purchase agreement with a third-party individual. Pursuant to the agreement, the Company agreed to purchase 1,296 square feet of land in Tauyuan, Taiwan for $1,972,063 (Taiwanese $62,600,000). The title of the land has been transferred to the Company with the ownership certificate held in escrow until the total purchase price is paid. The remaining balance of $963,043 (Taiwanese $31,100,000) payable shall be made when the Company has secured financing. The Company is currently seeking a loan from a commercial bank. The land is currently a collateral to a bank for the seller’s outstanding borrowing. We have presented amounts incurred for this acquisition as a deposit for purchase of land in these financial statements and reclassified the asset from property and equipment in our presentation of property and equipment as of December 31, 2016.

Note 12 – Equity

During the year ended December 31, 2017, Ho-Cheng received a capital contribution of $92,841 ($3,000,000 Taiwanese $) from one of its shareholders.

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

Legal capital reserve may be used to offset a deficit or be distributed as dividends in cash or stocks for the portion in excess of 25% of the paid-in capital if the Company incurs no loss.

The appropriations of 2016 and 2015 statutory earnings of $78,258 and $65,349 have been approved by the Long Bao Life and Ho-Cheng Insurance’s shareholders in its meetings held during 2017 and 2016, respectively.

Note 13 – Concentrations

The Company maintains substantially all its cash with banks in Taiwan. Should any bank holding cash become insolvent, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to approximately $93,000 (Taiwanese $3,000,000) insured in a bank. As of December 31, 2017 and 2016, $400,287 and $306,184, respectively, of the Company’s cash and cash equivalents was not insured.

The Company purchased 100% of materials from one vendors for the year ended December 31, 2017 and 78% of materials from three vendors for the year ended December 31, 2016. As of December 31, 2017 and 2016, the amounts due to these vendors included were $43,022 and $33,265, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

The Company received commissions from four major insurance carriers in both 2017 and 2016 for the insurance segment. Each of the insurance carriers made up over 10% of the Company’s total revenues during 2017 and 2016. For the years ended December 31, 2017 and 2016, aggregated revenues generated from these carriers were $2,572,030 and $3,447,374, respectively.

Note 14 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and 2016:

Longbau Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

	For the years ended December 31,
	2017	2016
Revenues
Funeral services	$1,453,758	$1,558,830
Insurance	6,119,595	6,427,828
Consulting	-	-

Total revenues	$7,573,353	$7,986,658

Income (loss) from operations
Funeral services	$21,186	$125,516
Insurance	113,967	130,219
Consulting	(128,597)	(384,863)

Total income (loss) from operations	$6,556	$(129,128)

Net income (loss)
Funeral services	$(21,566)	$106,587
Insurance	85,361	86,914
Consulting	(128,596)	(384,805)

Total net loss	$(64,801)	$(191,304)

	As of	As of
	December 31, 2017	December 31, 2016
Total assets
Funeral services	$9,877,050	$10,053,335
Insurance	1,483,623	1,439,203
Consulting	10,650	27,243

Total assets	$11,371,323	$11,519,781

Note 15 – Subsequent Events

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of December 31, 2017, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of December 31, 2017:

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

During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fourth quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective due to the material weaknesses in our control environment and financial reporting process mentioned above.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth, as of December 31, 2017, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tsai Ko	52	Directors and Chief Executive Officer
Chih-Wei Huang	51	Director and Secretary
Tsung-Min Chang	58	Director and Business Manager
Yueh-Kuei Ko	48	Chief Financial Officer
Chung Der Wu	64	Director
Hsiang-Jen Cheng	61	Director
Chin-Shan Ko	52	Director

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

Dr. Chung Der Wu joined Foxconn Technology group in 2012 and has been working as Assistant Vice President for five years, is responsible for incubating internal new businesses with his experience in technology and management. Previously he worked at the Institute of Information Industry, a Taiwan software national lab, for various innovative technologies. He was also a founding member in a Taiwan telecom. Prior to 2001, he worked at Lucent Technologies in the United States as a telecommunications equipment product manager and was responsible for the South America and Taiwan market. Throughout his 30+ years of experience, Dr. Wu has worked in various different fields and the Company believes his experience can make a great contribution to the Company. Dr. Wu holds a Ph.D in Nuclear Engineering from the University of Cincinnati and an Masters of Business Administration from the University of Phoenix. Dr Wu was selected as a director because of his management experience at Foxconn Technology Group.

Mr. Hsiang-Jen Cheng currently serves as Chairmen of Chuanpu Insurance Broker Co., Ltd., Chairmen of Global International Insurance Agency Co., Ltd., and President of the Insurance Brokerage Association of Taiwan. Mr. Chen previously served as Senior Vice General Manager at TransGlobe Life Insurance, Inc. Mr. Chen received a Bachelor of Arts degree from the Department of Business Administration at the Fu Jen Catholic University. Mr. Chen was selected as a director because his experience in the insurance industry can improve the Company’s management model.

Mr. Chin-Shan Ko founded Chao Yuon Co., Ltd. (“Chao Yuon”) in 1992. Chao Yuon mainly produces wire shelving, metal furniture and related products and provides OEM/ODM services. Chao Yuon has 70 employees and has a turn-over of $7 million. Chao Yuon’s clients includes AGA Marvel, YAMAZEN, IRIS OHYAMA, ParagonCare Group, Space Logic, TECHNIBILT. Chao Yuon also cooperates with the famous designer Peter Opsvik from Norway (Globle Concept). Chin-Shan Ko was selected as a director because of his corporate management experience.

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

Name and principal position	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tsai Ko, Director and Chief Executive Officer	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Employment Agreements

We currently do not have any employment agreements with our executive officers.

Director Compensation

Our directors do not currently receive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 3, 2018, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our director and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 11F.-3, No.100, Sec. 1, Zhongqing Rd.,, North Dist., Taichung City 404, Taiwan (R.O.C.).

Title of Class	Name and Address of Beneficial Owner	Amount of Shares		Percent of Class (%) (1)
Officers and Directors
Common Stock	Tsai Ko Director/Chief Executive Officer	20,998,667	(2)	68.85
Common Stock	Chih-Wei Huang Director/Secretary	20,998,667	(2)	68.85
Common Stock	Tsung-Min Chang Director/ Business Manager	100,000		*
Common Stock	Yueh-Kuei Ko Chief Finance Officer	1,500,000		4.92
Common Stock	All executive officers and directors as a group	22,598,667	(2)	74.09

5% Beneficial Owners

Common Stock	Huang Tu, Fu Mei No.821, Sec. 2, Zhongshan Rd., Changhua City, Changhua County 500, Taiwan (R.O.C.)	1,567,000		5.14
Common Stock	Ming-ChingKo No.144, Xidi Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,531,917		5.02

* Less than one percent.

(1)	Based on 30,500,000 shares outstanding as of June 30, 2018.

(2)	Includes (i) 9,087,500 shares held by Tsai Ko (“Mr. Ko”), (ii) 3,112,250 shares held by Chih-Wei Huang, Mr. Ko’s wife, (iii) 1,567,000 shares held by Fu-Mei Huang Tu, Mr. Ko’s mother in law, (iv) 1,531,917 shares held by Ming-Ching Ko, Mr. Ko’s brother, (v) 1,500,000 shares held by Ho Yun Manage Ltd, controlled by Cheng-Hstung Chou, Mr. Ko’s brother in law, (vi) 1,500,000 shares held by Ho Cheng Management Co Limited, controlled by Yen-Yu Ko, Mr. Ko’s sister in law’s son, (vii) 1,200,000 shares held by Pei-Yu Ko, Mr. Ko’s sister, and (viii) 1,500,000 shares held by Yueh-Kuei Ko, Mr. Ko's sister. Tsai Ko and Chih-Wei Huang disclaim beneficial ownership described in items (iii) – (viii) above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company does not currently have an insider transaction policy.

We have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

For the years ended December 31, 2017 and 2016, except for the transactions disclosed elsewhere in this document, we had not entered into any related party transactions and none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

Purchases

During the years ended December 31, 2017 and 2016, the Company purchased inventories of $0 and $46,263, respectively, from a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2017 and 2016, there were no liabilities to the affiliated company for inventory purchases.

Sales

During the years ended December 31, 2017 and 2016, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $28,431 and $29,068, respectively.

Other payable

As of December 31, 2016, the Company had a liability of $12,378 to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the years ended December 31, 2017 and 2016, the Company leased offices from the Company’s Chief Executive Officer and two directors. Total lease expense to the related parties during 2017 and 2016 were $67,989 and $104,078, respectively. As of December 31, 2017 and 2016, the Company had a lease deposit of approximately $5,600 and $6,500, respectively, held by the related parties.

Commission cost

During the years ended December 31, 2017 and 2016, the Company incurred $16,306 and $40,771 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2017 and 2016, amount payable to the affiliated company for commissions were $886 and $12,190, respectively.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NYSE Amex: Chung Der Wu and Hsiang-Jen Cheng.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by Thayer O’Neal Company, LLC and GBH CPAs, PC for the fiscal years ended December 31, 2017 and 2016 are set forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

<Thayer O’Neal Company, LLC>	Fiscal Year 2017	Fiscal Year 2016
Audit Fees	$23,750	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,750	$-

The Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Thayer O’Neal Company, LLC.

<GBH CPAs, PC>	Fiscal Year 2017	Fiscal Year 2016
Audit Fees	$-	$131,128
Audit-Related Fees	-	-
Tax Fees	-	4,600
All Other Fees	-	175,000
Total	$-	$310,728

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

(1)    Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(2)     The Exhibits included in Item 16 are filed as part of this report on Form 10-K:

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
3.1 (1)	Certificate of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Form of Stock Purchase Agreement
10.2 (1)	Translation of Employment Agreement between the Company and Yueh-Kuei Ko
10.3 (1)	Translation of Employment Agreement between the Company and Tsung-Min Chang
10.4 (1)	Translation of Lease Agreement
10.5 (2)	Changhua Lease, effective July 30, 2015
10.6 (2)	Kaohsiung Lease, effective July 21, 2015
10.7 (2)	Taichung Lease, effective July 13, 2015
10.8 (3)	Share Exchange Agreement, dated December 29 between Longbau Group, Inc., Long Bao Life Technology Co., Ltd, the shareholders of Long Bao Life and Tsai Ko
10.9 (3)	Share Exchange Agreement, dated December 29 between Longbau Group, Inc., Ho-Cheng Insurance Brokers Co., Ltd., the shareholders of Ho-Cheng and Tsai Ko
21 (4)	Subsidiaries of the registrant
24	Powers of Attorney (included on the signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 (3)	Audited Financial Statements for Ho-Cheng Insurance Brokers Co., LTD. for the Years Ended December 31, 2015 and 2014
99.2 (3)	Audited Financial Statements for LONG BAO LIFE TECHNOLOGY CO., LTD. for the Years Ended December 31, 2015 and 2014
99.3 (3)	Interim Unaudited Financial Statements for Ho-Cheng Insurance Brokers Co., LTD. for the Nine Months Ended September 30, 2016 and 2015
99.4 (3)	Interim Unaudited Financial Statements for LONG BAO LIFE TECHNOLOGY CO., LTD. for the Nine Months Ended September 30, 2016 and 2015
99.5 (3)	Unaudited Pro Forma Combined Financial Statements for Longbau Group, Inc., Long Bao Life Technology Co., Ltd. and Ho-Cheng Insurance Brokers Co., Ltd. as of September 30, 2016, for the Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on March 14, 2014.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 14, 2015.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2016.

(4) Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 17, 2017.

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

LONGBAU GROUP, INC.

Date: July 6 2018	By:	/s/ Tsai Ko
Tsai Ko, Chief Executive Officer (Principal Executive Officer)

Date: July 6, 2018	By:	/s/ Yueh-Kuei Ko
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

/s/ Tsai Ko	Date: July 6, 2018
Tsai Ko
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Yueh-Kuei Ko	Date: July 6, 2018
Yueh-Kuei Ko
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chih-Wei Huang	Date: July 6, 2018
Chih-Wei Huang
Director

/s/ Tsung-Min Chang	Date: July 6, 2018
Tsung-Min Chang
Director

/s/ Chung Der Wu	Date: July 6, 2018
Chung Der Wu
Director

/s/ Hsiang-Jen Cheng	Date: July 6, 2018
Hsiang-Jen Cheng
Director

/s/ Chin-Shan Ko	Date: July 6, 2018
Chin-Shan Ko
Director

