Form 10-Q
period 2018-03-31
LONGBAU GROUP INC
filed 2018-07-09
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

3

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Longbau Group, Inc.

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$435,076	$564,561
Accounts receivable, net of allowance	216,887	840,250
Other receivables	63,004	44,097
Income tax receivable	32,649	29,373
Inventory	399,070	358,914
Prepaid expenses and other current assets	85,433	55,034
Total current assets	1,232,119	1,892,229

Property and equipment, net of accumulated depreciation	354,779	135,833
Deposit on purchase of land	1,941,101	1,941,101
Trust investments, restricted	6,909,321	6,214,890
Deferred commission cost	1,026,520	955,866
Deferred tax assets - noncurrent	170,422	153,320
Other assets	76,326	78,084

Total assets	$11,710,588	$11,371,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$844,022	$1,718,968
Accounts payable and accrued expenses - related parties	194,129	155,975
Income tax payable	24,652	40,636
Deferred revenues - current	102,916	92,588
Other payable - land purchase	1,070,462	963,043
Other payable - related party	74,720	-
Other payables	105,814	56,623
Total current liabilities	2,416,715	3,027,833

Deferred preneed contract revenues	8,765,683	7,942,772

Total liabilities	11,182,398	10,970,605

Commitment and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,326,107
Legal capital reserve	87,342	87,342
Accumulated deficit	(1,017,684)	(1,006,595)
Accumulated other comprehensive loss	132,120	(6,441)

Total stockholders' equity	528,190	400,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,710,588	$11,371,323

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Revenues	$1,296,850	$2,235,353

Operating expenses:
Cost of revenues	883,536	1,599,017
General and administrative	366,402	408,431
Depreciation and amortization	22,736	21,444
Total operating expense	1,272,674	2,028,892

Income from operations	24,176	206,461

Other income (expense):
Realized and unrealized investment losses, net	(67,405)	(87,771)
Other income	40,328	19,199
Total other income (expense)	(27,077)	(68,572)

Income (loss) before provision for income taxes	(2,901)	137,889
Income tax expense	8,188	56,498

Net income (loss)	$(11,089)	$81,391

Other comprehensive income:
Foreign currency translation gain	127,472	66,785
Total other comprehensive income	127,472	66,785

Comprehensive income	$116,383	$148,176

Net income (loss) per common share:
Basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,089)	$81,391
Adjustments to reconcile net loss to net cash from operating activities:
Depreciate and amortization	22,736	21,444
Unrealized investment loss (income)	67,405	-
Deferred income tax	(17,102)	24,768
Changes in operating assets and liabilities:
Accounts receivable	604,456	81,959
Income tax	(19,260)	31,730
Inventory	(40,156)	(4,440)
Prepaid expenses and other current assets	(30,399)	(20,898)
Trust investments, restricted	(761,836)	84,869
Deferred commission cost	(70,654)	28,703
Other assets	1,758	-
Accounts payable and accrued expenses	(874,946)	(482,986)
Accounts payable and accrued expenses - related parties	38,154	(12,683)
Deferred revenue	10,328	(96,298)
Other payable	231,330	-
Deferred preneed contract revenues	822,911	(39,150)

Net cash used in operating activities	(26,364)	(301,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(240,875)	-
Cash returned from lease deposit	-	32

Net cash provided by (used in) investing activities	(240,875)	32

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing short-term debt – related party	-	92,111

Net cash from financing activities	-	92,111

Effect of exchange rate changes on cash and cash equivalents	137,754	27,298

Net change in cash and cash equivalents	(129,485)	(182,150)
Cash and cash equivalents, beginning of period	564,561	486,352

Cash and cash equivalents, end of period	$435,076	$304,202

Cash paid for:
Interest	$-	$-
Income tax	$-	$94

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2017 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

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

The following table details the exchange rates used for the respective periods:

	March 31, 2018	March 31, 2017	December 31, 2017

Period end: Taiwanese $ to US $	$0.0340	$0.0330	$0.0310
Average for the period: Taiwanese $ to US $	$0.0320	$0.0322	$0.0310

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

Revenue Recognition

Long Bao Life sells its merchandise and services on both a preneed and atneed basis.

Revenue is recognized when control of the performance obligation is transferred to the customer. Our performance obligations include funeral and cemetery merchandise and services. Control transfers when merchandise is delivered, or services are performed.

We sell price-guaranteed preneed contracts through various programs providing for future merchandise and services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed contracts is deferred until merchandise is delivered or the services are performed, generally at the time of need. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenue and record the cost of sales upon the earlier of vendor storage of these items or delivery in the cemetery. There is no general right of return for delivered items.

The total consideration received for contracts with customers is allocated to each performance obligation based on relative selling price. Relative selling prices are determined by either the amount we sell the performance obligation for on a stand-alone basis or our best estimate of the amount we would sell it for based on an adjusted market assessment approach that is consistent with our historical pricing practices.

Payment on atneed contracts is generally due at the time the merchandise is delivered or the services are performed. For preneed contracts, payment generally occurs prior to our fulfillment of the performance obligations. Pursuant to the Taiwanese law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue, net into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. In addition, we are entitled to retain a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in revenue.

Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered, or services are performed. Incremental direct selling costs are deferred and recognized when the associated performance obligation is fulfilled based on specific identification in the fulfillment of a contract. All other selling costs are expensed as incurred.

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

Accounting Standards Adopted in 2018

We have adopted the following recent accounting pronouncements in these financial statements with no significant impact on reported financial position, results of operations or cash flow:

Revenue Recognition

In May 2014, the FASB issued "Revenue from Contracts with Customers", which replaced existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.

The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.

We adopted the new standards on January 1, 2018 using the modified retrospective method. The timing of revenue recognition for our preneed contracts remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenues in Footnote 2.

The following recent accounting pronouncements are currently being evaluated for implementation and could potentially have a significant impact on future financial position results of operations or cash flow:

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

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at March 31, 2018 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	March 31, 2018	Losses	March 31, 2018

Cash and money market
account	Level 1	$5,583,162	$-	$5,583,162
Mutual funds:
Debt securities	Level 1	1,481,386	(155,187)	1,326,199

Total		$7,064,548	$(155,187)	$6,909,361

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of March 31, 2018.

Note 5 – Related Party Transactions

Sales

During the three months ended March 31, 2018 and 2017, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $2,602 and $3,363, respectively.

Other payable

As of March 31, 2018 and December 31, 2017, the Company had a liability of $74,720 and $0, respectively, to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the three months ended March 31, 2018 and 2017, the Company leased offices from the Company’s Chief Executive Officer. Total lease expense to the related parties during the three months ended March 31, 2018 and 2017 were $15,936 and $15,862, respectively.

Commission cost

During the three months ended March 31, 2018 and 2017, the Company incurred $140 and $4,544 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of March 31, 2018 and December 31, 2017, amount payable to the affiliated company for commissions were $116 and $1,561, respectively.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan. The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $20,057 and $6,376 for the three months ended March 31, 2018 and 2017, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017:

	For the three months ended March 31,
	2018	2017
Revenues
Funeral services	$328,806	$436,966
Insurance	968,044	1,798,387

Total revenues	$1,296,850	$2,235,353

Income (loss) from operations
Funeral services	$2,200	$126,857
Insurance	45,297	186,287
Consulting	(23,322)	(106,683)

Total income from operations	$24,175	$206,461

Net income (loss)
Funeral services	$(29,941)	$33,155
Insurance	37,173	154,914
Consulting	(18,321)	(106,678)

Total net income (loss)	$(11,089)	$81,391

	As of	As of
	March 31, 2018	December 31, 2017
Total assets
Funeral services	$11,073,076	$9,877,050
Insurance	626,129	1,483,623
Consulting	11,383	10,650

Total assets	$11,710,588	$11,371,323

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

Overview

We sell death care management consultant services through Longbau Hong Kong, our operating company in Hong Kong, to public consumers across Taiwan. In March 2014, we established another subsidiary in Taiwan, Longbau Taiwan, to provide death care consulting service and sell death care products across Taiwan. Longbau Taiwan is 100% owned by Longbau Hong Kong.

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

Results of Operations

For the three months ended March 31, 2018 and 2017

Revenues.  For the three months ended March 31, 2018, we generated revenues of $1,296,850 as compared to $2,235,353 for three months ended March 31, 2017, a decrease of $938,503 or 42%. The decrease is principally due to less sales of insurance products.

Cost of revenues. For the three months ended March 31, 2018, our cost of revenues was $883,536 as compared to $1,599,017 for the three months ended March 31, 2017, a decrease of $715,481 or 45%. The decrease is principally due to the decrease in revenue. As a percentage of revenues, our cost of revenue for the three months ended March 31, 2018 and 2017 were 68% and 72%, respectively.

General and administrative expenses.  For the three months ended March 31, 2018, we had general and administrative expenses of $366,403 as compared to $408,431 for the three months ended March 31, 2017, a decrease of $42,028 or 10%. As a percentage of revenues, our general and administrative expenses for the three months ended March 31, 2018 and 2017 were 28% and 18%, respectively. The decrease in dollars is principally due to decreases in operating expenses.

Other income (expense).  For the three months ended March 31, 2018, we had net other expense of $27,077 as compared to $68,572 for the three months ended March 31, 2017, a decrease of $41,495 or 61%. The decrease is principally due to a decrease in interest expense.

Net loss.  For the three months ended March 31, 2018, we had net loss of $11,089 as compared to $81,391 income for the three months ended March 31, 2017, a decrease in net income of $92,480. The decrease in net income is mainly due to the decrease in revenues.

Liquidity and Capital Resources Operations

As of March 31, 2018, we had cash on hand of $435,076.

Operating activities. For the three months ended March 31, 2018, we used cash in operating activities of $26,364 as compared to $301,591 for the three months ended March 31, 2017. The decrease is principally due to change in deferred contract revenues.

Investing activities. For the three months ended March 31, 2018, we used cash in investing activities of $240,875 as compared to cash provided by investing activities of $32 for the three months ended March 31, 2017. The decrease is principally due to cash spent on purchases of property and equipment.

Financing activities. For the three months ended March 31, 2018, we received cash from financing activities of $0 as compared to $92,111 for the three months ended March 31, 2017. During the three months ended March 31, 2017, we borrowed $92,111 from a related party.

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

Revenue Recognition

We sell our merchandise and services on both a preneed and atneed basis.

Revenue is recognized when control of the performance obligation is transferred to the customer. Our performance obligations include funeral and cemetery merchandise and services. Control transfers when merchandise is delivered, or services are performed.

We sell price-guaranteed preneed contracts through various programs providing for future merchandise and services at prices prevailing when the agreements are signed. Revenue associated with sales of preneed contracts is deferred until merchandise is delivered or the services are performed, generally at the time of need. In situations in which we have no further obligation or involvement related to the merchandise, we recognize revenue and record the cost of sales upon the earlier of vendor storage of these items or delivery in the cemetery. There is no general right of return for delivered items.

The total consideration received for contracts with customers is allocated to each performance obligation based on relative selling price. Relative selling prices are determined by either the amount we sell the performance obligation for on a stand-alone basis or our best estimate of the amount we would sell it for based on an adjusted market assessment approach that is consistent with our historical pricing practices.

Payment on atneed contracts is generally due at the time the merchandise is delivered or the services are performed. For preneed contracts, payment generally occurs prior to our fulfillment of the performance obligations. Pursuant to the Taiwanese law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue, net into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. In addition, we are entitled to retain a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in revenue.

Costs related to delivery or performance of merchandise and services are charged to expense when merchandise is delivered, or services are performed. Incremental direct selling costs are deferred and recognized when the associated performance obligation is fulfilled based on specific identification in the fulfillment of a contract. All other selling costs are expensed as incurred.

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

Accounting Standards Adopted in 2018

We have adopted the following recent accounting pronouncements in these financial statements with no significant impact on reported financial position, results of operations or cash flow:

In May 2014, the FASB issued "Revenue from Contracts with Customers", which replaced existing revenue recognition guidance. During 2016, the FASB made several amendments to the new standard that clarified guidance on several matters, including principal vs. agent considerations, identifying performance obligations, sales taxes, and licensing.

The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.

We adopted the new standards on January 1, 2018 using the modified retrospective method. The timing of revenue recognition for our preneed contracts remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenues in the notes to our financial statements.

The following recent accounting pronouncements are currently being evaluated for implementation and could potentially have a significant impact on future financial position results of operations or cash flow:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of March 31, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of March 31, 2018:

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

