Form 10-Q
period 2018-06-30
LONGBAU GROUP INC
filed 2018-08-20
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there are a total of 30,500,000 shares of common stock issued and outstanding.

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

3

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Longbau Group, Inc.

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$464,159	$564,561
Accounts receivable, net of allowance	671,284	840,250
Other receivables		44,097
Income tax receivable	-	29,373
Inventory	371,204	358,914
Prepaid expenses and other current assets	65,033	55,034
Total current assets	1,571,680	1,892,229

Property and equipment, net of accumulated depreciation	324,891	135,833
Deposit on purchase of land	1,862,102	1,941,101
Trust investments, restricted	6,658,333	6,214,890
Deferred commission cost	972,305	955,866
Deferred tax assets - noncurrent	163,997	153,320
Other assets	88,575	78,084

Total assets	$11,641,883	$11,371,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,044,841	$1,718,968
Accounts payable and accrued expenses - related parties	183,470	155,975
Income tax payable	34,587	40,636
Deferred revenues - current	98,670	92,588
Other payable - land purchase	1,026,300	963,043
Other payable - related party	19,497	-
Other payables	54,929	56,623
Total current liabilities	2,462,294	3,027,833
Deferred preneed contract revenues	8,451,170	7,942,772
Total liabilities	10,913,464	10,970,605
Commitment and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,326,107
Legal capital reserve	87,342	87,342
Accumulated deficit	(696,795)	(1,006,595)
Accumulated other comprehensive loss	11,460	(6,441)

Total stockholders' equity	728,419	400,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,641,883	$11,371,323

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues	$2,368,701	$1,150,331	$3,717,507	$3,385,684

Operating expenses:
Cost of revenues	1,731,203	554,436	2,614,739	2,153,453
General and administrative	408,530	589,883	774,932	997,749
Depreciation and amortization	19,560	19,175	42,296	41,184
Total operating expense	2,159,293	1,163,494	3,431,967	3,192,386

Income (loss) from operations	209,408	(13,163)	285,540	193,298

Other income (expense):
Realized and unrealized investment losses, net	46,680	17,685	(20,725)	(70,086)
Other income	83,142	(3,052)	123,470	16,147
Total other income (expense)	129,822	14,633	102,745	(53,939)

Income (loss) before provision for income taxes	339,230	1,470	336,329	139,359
Income tax expense (benefit)	9,241	(20,558)	17,430	35,940

Net income (loss)	$329,989	$22,028	$318,899	$103,419

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(114,673)	43,397	12,799	110,182
Total other comprehensive income (loss)	(114,673)	43,397	12,799	110,182

Comprehensive income (loss)	$215,316	$65,425	$331,698	$213,601

Net income per common share:
Basic and diluted	$0.00	$0.00	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,000,000	30,500,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$318,899	$103,419
Adjustments to reconcile net income to net cash from operating activities:
Depreciate and amortization		21,444	41,184
Investment loss		20,725	70,086
Deferred income tax		(10,677)	40,301
Changes in operating assets and liabilities:
Accounts receivable		168,966	842,012
Accounts receivable - related party		-	(44,500)
Income tax receivable		23,324	37,113
Inventory		(12,291)	(36,773)
Prepaid expenses and other current assets		(10,000)	(34,395)
Trust investments, restricted		(464,169)	(454,804)
Deferred commission cost		(16,438)	(17,854)
Other assets		33,607	(4,857)
Accounts payable and accrued expenses		(674,127)	(1,120,066)
Accounts payable and accrued expenses - related parties		27,495	56,310
Deferred revenue		6,082	5,811
Other payable		(81,060)	(6,631)
Deferred preneed contract revenues		499,299	512,063

Net cash used in operating activities		13,200	(11,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(131,503)	(157,145)

Net cash used in investing activities		(131,503)	(157,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution		-	92,841

Net cash provided by financing activities		-	92,841

Effect of exchange rate changes on cash and cash equivalents		17,901	110,182

Net change in cash and cash equivalents		(100,402)	34,333
Cash and cash equivalents, beginning of period		564,561	486,352

Cash and cash equivalents, end of period		$464,159	$520,685

Cash paid for:
Interest	$		$45,835
Income tax	$		$13,777

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2017 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

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

The following table details the exchange rates used for the respective periods:

	June 30, 2018	June 30, 2017	December 31, 2017

Period end: Taiwanese $ to US $	$0.0330	$0.0329	$0.0310
Average for the period: Taiwanese $ to US $	$0.0325	$0.0330	$0.0310

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

Note 3 – Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a substantial working capital deficiency and substantial accumulated deficits and comprehensive loss that raise substantial doubt about its ability to continue as a going concern. Management's plans to address these issues are to achieve and maintain profitability which depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. Additionally, our controlling shareholders will continue to contribute capital if required as they did in 2017 and 2016. Our plans also include raising substantial capital from share purchase agreements from outside entities.

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at June 30, 2018 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	June 30, 2018	Losses	June 30, 2018

Cash and money market
account	Level 1	$5,345,067	$-	$5,345,067
Mutual funds:
Debt securities	Level 1	1,418,959	(105,693)	1,313,266

Total		$6,764,026	$(105,693)	$6,658,333

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of June 30, 2018.

Note 5 – Related Party Transactions

Sales

During the six months ended June 30, 2018 and 2017, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $13,302 and $12,840, respectively.

Other payable

As of June 30, 2018 and December 31, 2017, the Company had a liability of $19,497 and $0, respectively, to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the six months ended June 30, 2018 and 2017, the Company leased offices from the Company’s Chief Executive Officer and two directors. Total lease expense to the related parties during the six months ended June 30, 2018 and 2017 were $42,742 and $32,917, respectively.

Commission cost

During the six months ended June 30, 2018 and 2017, the Company incurred $3,672 and $4,016 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of June 30, 2018 and December 31, 2017, amount payable to the affiliated company for commissions were $241 and $1,561, respectively.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan. The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $47,180 and $19,318 for the six months ended June 30, 2018 and 2017, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017:

	For the six months ended June 30,
	2018	2017
Revenues
Funeral services	$716,035	$703,738
Insurance	3,001,472	2,681,946

Total revenues	$3,717,507	$3,385,684

Income (loss) from operations
Funeral services	$17,049	$48,564
Insurance	259,519	207,547
Consulting	8,971	(62,813)

Total income (loss) from operations	$285,539	$193,298

Net income (loss)
Funeral services	$66,718	$(7,632)
Insurance	242,591	173,864
Consulting	9,590	(62,813)

Total net income	$318,899	$103,419

	As of	As of
	June 30, 2018	December 31, 2017
Total assets
Funeral services	$10,566,310	$9,877,050
Insurance	1,012,700	1,483,623
Consulting	62,873	10,650

Total assets	$11,641,883	$11,371,323

Note 8 – Subsequent Events

The Company has evaluated transactions and events form the balance sheet date through the date these financial statements are available for release and has determined there are no events and or transactions require disclosure as subsequent events.

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

Results of Operations

For the three months ended June 30, 2018 and 2017

Revenues.  For the three months ended June 30, 2018, we generated revenues of $2,368,701 as compared to $1,150,331 for three months ended June 30, 2017, an increase of $1,218370 or 106%. The increase is principally due to more sales of insurance products.

Cost of revenues. For the three months ended June 30, 2018, our cost of revenues was $1,731,203 as compared to $554,436 for the three months ended June 30, 2017, an increase of $1,176,767 or 212%. The increase is principally due to more personnel costs incurred in 2018. As a percentage of revenues, our cost of revenue for the three months ended June 30, 2018 and 2017 were 73% and 48%, respectively. We had a lower margin in 2018 primarily due to higher personnel costs.

General and administrative expenses.  For the three months ended June 30, 2018, we had general and administrative expenses of $408,530 as compared to $589,883 for the three months ended June 30, 2017, a decrease of $181,353 or 31%. As a percentage of revenues, our general and administrative expenses for the three months ended June 30, 2018 and 2017 were 21% and 51%, respectively. The decrease in dollars is principally due to decreases in professional fees.

Other income (expense).  For the three months ended June 30, 2018, we had net other income of $129,822 as compared to net other income of $14,633 for the three months ended June 30, 2017, an increase of $115,189. The difference is principally due an investment income of $46,680 recognized in and dividend income received in 2018 versus in 2017 there was less investment income realized.

Net loss.  For the three months ended June 30, 2018, we had net income of $329,989 as compared to a net income of $22,028 for the three months ended June 30, 2017, an increase in net income of $307,961. The increase in net income is mainly due to the decrease in operating expenses.

For the six months ended June 30, 2018 and 2017

Revenues.  For the six months ended June 30, 2018, we generated revenues of $ 3,665,551 as compared to $3,385,684 for six months ended June 30, 2017, an increase of $ 279,867 or 8%. Revenues from our funeral services segment increased by $12,297 or 1.7% from $703,738 in 2017 to $716,035 in 2018. The increase is principally due to the net increase of revenues from preneed contract deliveries and funeral hosting fees earned, which is offset by the decrease of sales of urns. Revenues from our insurance segment increased by $319,525 or 12% from $2,681,946 in 2017 to $3,001,471 in 2018. The increase is principally due to more sales of our insurance products. We had no revenues from our consulting services segment during the six months ended June 30, 2018 and 2017.

Cost of revenues. For the six months ended June 30, 2018, our cost of revenues was $2,614,739 as compared to $2,153,453 for the six months ended June 30, 2017, an increase of $ 461,286 or 21%. The increase is principally due to more personnel costs incurred in 2018. As a percentage of revenues, our cost of revenue for the six months ended June 30, 2018 and 2017 were 71% and 64%, respectively.

General and administrative expenses.  For the six months ended June 30, 2018, we had general and administrative expenses of $774,932 as compared to $997,749 for the six months ended June 30, 2017, a decrease of $222,817 or 22%. As a percentage of revenues, our general and administrative expenses for the six months ended June 30, 2018 and 2017 were 24% and 29%, respectively. The decrease in dollars is principally due to decreases in professional fees.

Other income (expense).  For the six months ended June 30, 2018, we had net other income of $ 102,745 as compared to net other expense of $53,939 for the six months ended June 30, 2017, an increase of $ 156,684 or 290%. The increase is principally more realized investment income in 2018 and the dividend income receipted in 2018.

Net loss.  For the six months ended June 30, 2018, we had net income of $ 318,900 as compared to a net income of $103,419 for the six months ended June 30, 2017, an increase in net income of $215,481. The increase in net income is mainly due to the increase in total revenues.

Liquidity and Capital Resources Operations

As of June 30, 2018, we had cash on hand of $464,159.

Operating activities. For the six months ended June 30, 2018, we have cash provided by operating activities of $13,200as compared to cash used in operating activities of $11,545 for the six months ended June 30, 2017. The increase is principally due to changes in accounts receivable and deferred contract revenues.

Investing activities. For the six months ended June 30, 2018, we used cash in investing activities of $131,503 as compared to cash used in investing activities of $157,145 for the six months ended June 30, 2017. We purchased less property and equipment in 2018.

Financing activities. For the six months ended June 30, 2018, we did not have any cash inflow or outflow from the financing activities as compared to $92,841 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we received capital contribution of $92,841.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of June 30, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of June 30, 2018:

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

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2018	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

