Form 10-Q
period 2018-09-30
LONGBAU GROUP INC
filed 2018-11-20
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-194583

LONGBAU GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5011565
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No.100-11, Sec. 1, Zhongqing Rd.,

North Dist., Taichung City 404,

Taiwan (R.O.C.)

(Address of principal executive offices)

+852 58059452

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☒
Accelerated Filer ☐	Smaller Reporting Company ☒
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

As of October 31, 2018, there are a total of 30,500,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Longbau Group, Inc.

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$488,365	$564,561
Accounts receivable, net of allowance	772,179	840,250
Other receivables		44,097
Income tax receivable	-	29,373
Inventory	381,066	358,914
Prepaid expenses and other current assets	78,624	55,034
Total current assets	1,720,234	1,892,229

Property and equipment, net of accumulated depreciation	323,486	135,833
Deposit on purchase of land	1,850,817	1,941,101
Trust investments, restricted	6,590,562	6,214,890
Deferred commission cost	951,793	955,866
Deferred tax assets - noncurrent	162,565	153,320
Other assets	81,928	78,084

Total assets	$11,681,385	$11,371,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,015,754	$1,718,968
Accounts payable and accrued expenses - related parties	182,662	155,975
Income tax payable	39,219	40,636
Deferred revenues - current	121,483	92,588
Other payable - land purchase	1,021,110	963,043
Other payable - related party	1,341	-
Other payables	42,719	56,623
Total current liabilities	2,424,288	3,027,833
Deferred preneed contract revenues	8,379,040	7,942,772
Total liabilities	10,803,328	10,970,605
Commitment and contingencies
Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,326,107
Legal capital reserve	87,342	87,342
Accumulated deficit	(487,202)	(1,006,595)
Accumulated other comprehensive loss	(48,495)	(6,441)

Total stockholders' equity	878,057	400,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,681,385	$11,371,323

The accompanying notes are an integral part of these consolidated financial statements.

F - 1

Longbau Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	$$3,294,587	$1,834,702	$$5,663,288	$5,220,386

Operating expenses:
Cost of revenues	2,201,463	1,269,115	3,932,666	3,422,568
General and administrative	704,019	524,231	1,112,549	1,522,544
Depreciation and amortization	54,676	22,146	74,236	62,765
Total operating expense	2,960,158	1,815,492	5,119,451	5,007,877

Income (loss) from operations	334,429	19,210	543,837	212,509

Other income (expense):
Realized and unrealized investment losses, net	(65,926)	3,384	(19,246)	(66,703)
Other income	(50,369)	(7,604)	32,773	8,543
Total other income (expense)	(116,295)	(4,220)	13,527	(58,160)

Income (loss) before provision for income taxes	218,134	14,990	557,364	154,349
Income tax expense (benefit)	28,730	2,622	37,970	38,562

Net income (loss)	$189,404	$12,368	$519,394	$115,787

Other comprehensive income (loss):
Foreign currency translation gain (loss)	106,567	2,830	(8,107)	113,012
Total other comprehensive income (loss)	106,567	2,830	(8,107)	113,012

Comprehensive income (loss)	$295,971	$15,198	$511,287	$228,799

Net income per common share:
Basic and diluted	$0.01	$0.00	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,000,000	30,500,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

F - 2

Longbau Group, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$519,394	$115,787
Adjustments to reconcile net income to net cash from operating activities:
Depreciate and amortization	74,236	62,765
Investment loss	18,950	66,703
Deferred income tax	(11,480)	38,402
Changes in operating assets and liabilities:
Accounts receivable	68,071	755,299
Accounts receivable - related party	-	(89,500)
Income tax receivable	27,956	24,080
Inventory	(22,152)	56,021
Prepaid expenses and other current assets	(20,745)	(51,848)
Trust investments, restricted	(394,919)	(505,530)
Deferred commission cost	4,073	1,654
Other assets	39,940	(4,465)
Accounts payable and accrued expenses	(703,213)	(1,311,318)
Accounts payable and accrued expenses - related parties	26,688	126,532
Deferred revenue	28,894	6,062
Other payable	45,505	96,046
Deferred preneed contract revenues	436,266	549,877

Net cash used in operating activities	137,464	(63,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(171,604)	(159,650)

Net cash used in investing activities	(171,604)	(159,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contribution	-	92,841

Net cash provided by financing activities	-	92,841

Effect of exchange rate changes on cash and cash equivalents	(42,056)	113,012

Net change in cash and cash equivalents	(76,196)	(17,230)
Cash and cash equivalents, beginning of period	564,561	486,352

Cash and cash equivalents, end of period	$488,365	$469,122

Cash paid for:
Interest	$-	$66,655
Income tax	$-	$13,774

The accompanying notes are an integral part of these consolidated financial statements.

F - 3

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the three and six months ended September 30, 2018 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2017 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

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

The following table details the exchange rates used for the respective periods:

	September 30, 2018	September 30, 2017	December 31, 2017

Period end: Taiwanese $ to US $	$0.0328	$0.0330	$0.0310
Average for the period: Taiwanese $ to US $	$0.0326	$0.0330	$0.0310

F - 4

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

Payment on at need contracts is generally due at the time the merchandise is delivered or the services are performed. For preneed contracts, payment generally occurs prior to our fulfillment of the performance obligations. Pursuant to the Taiwanese law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue, net into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. In addition, we are entitled to retain a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in revenue.

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

F - 5

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

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at September 30, 2018 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	September 30, 2018	Losses	September 30, 2018

Cash and money market account	Level 1	$5,282,994	$-	$5,282,994
Mutual funds:
Debt securities	Level 1	1,372,922	(65,354)	1,307,568

Total		$6,655,917	$(65,354)	$6,590,562

F - 6

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of September 30, 2018.

Note 5 – Related Party Transactions

Sales

During the nine months ended September 30, 2018 and 2017, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $14,754 and $0, respectively.

Other payable

As of September 30, 2018 and December 31, 2017, the Company had a liability of $1,341 and $0, respectively, to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the nine months ended September 30, 2018 and 2017, the Company leased offices from the Company’s Chief Executive Officer and two directors. Total lease expense to the related parties during the nine months ended September 30, 2018 and 2017 were $59,625 and $49,365, respectively.

Commission cost

During the nine months ended September 30, 2018 and 2017, the Company incurred $5,432 and $4,557 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of September 30, 2018 and December 31, 2017, amount payable to the affiliated company for commissions were $0 and $0, respectively.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan. The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $47,180 and $19,318 for the nine months ended September 30, 2018 and 2017, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017:

F - 7

	For the nine months ended September 30,
	2018	2017
Revenues
Funeral services	$1,006,048	$1,094,118
Insurance	4,657,240	4,126,268

Total revenues	$5,663,288	$5,220,386

Income (loss) from operations
Funeral services	$65,071	$63,687
Insurance	510,199	236,137
Consulting	(31,433)	(87,315)

Total income (loss) from operations	$543,837	$212,509

Net income (loss)
Funeral services	$90,279	$17,862
Insurance	459,944	185,240
Consulting	(30,830)	(87,315)

Total net income	$519,393	$115,787

	As of	As of
	September 30, 2018	December 31, 2017
Total assets
Funeral services	$10,433,561	$10,605,049
Insurance	1,225,388	641,363
Consulting	22,436	101,592

Total assets	$11,681,385	$11,348,004

Note 8 – Subsequent Events

The Company has evaluated transactions and events form the balance sheet date through the date these financial statements are available for release and has determined there are no events and or transactions require disclosure as subsequent events.

F - 8

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

Results of Operations

For the three months ended September 30, 2018 and 2017

Revenues.  For the three months ended September 30, 2018, we generated revenues of $3,294,587 as compared to $1,834,702 for three months ended September 30, 2017, an increase of $1,459,855 or 80%. The increase is principally due to the hiring of more insurance agents and more sales derived from these agents.

Cost of revenues. For the three months ended September 30, 2018, our cost of revenues was $2,201,463 as compared to $1,269,115 for the three months ended September 30, 2017, an increase of $932,348 or 73%. The increase is principally due to more personnel costs incurred in 2018. As a percentage of revenues, our cost of revenue for the three months ended September 30, 2018 and 2017 were 66% and 69%, respectively.

General and administrative expenses. For the three months ended September 30, 2018, we had general and administrative expenses of $704,019 as compared to $524,231 for the three months ended September 30, 2017, an increase of $179,788, or 34%. As a percentage of revenues, our general and administrative expenses for the three months ended September 30, 2018 and 2017 were 26% and 29%, respectively.

Other income (expense).  For the three months ended September 30, 2018, we had net other expense of $116,295 as compared to net other loss of $4,220 for the three months ended September 30, 2017, an increase of $112,075. The difference is principally due the investment loss of $65,926 recognized in 2018 versus in 2017 there was a small investment income realized.

Net income (loss).  For the three months ended September 30, 2018, we had net income of $189,404 as compared to a net income of $12,368 for the three months ended September 30, 2017, an increase in net income of $ 177,036. The increase in net income is mainly due to the increase in revenue.

For the nine months ended September 30, 2018 and 2017

Revenues.  For the nine months ended September 30, 2018, we generated revenues of $5,663,288 as compared to $5,220,386 for nine months ended September 30, 2017, an increase of $442,902 or 8%. Revenues from our funeral services segment decreased by $88,070 or 8% from $1,094,118 in 2017 to $1,006,048 in 2018. The decrease is principally due to the net decrease of revenues from preneed contract deliveries and funeral hosting fees earned. Revenues from our insurance segment increased by $530,972 or 13% from $4,126,268 in 2017 to $4,657,240 in 2018. The increase is principally due to the hiring of more insurance agents and more sales derived from these agents. We had no revenues from our consulting services segment during the nine months ended September 30, 2018 and 2017.

Cost of revenues. For the nine months ended September 30, 2018, our cost of revenues was $3,932,666 as compared to $3,422,568 for the nine months ended September 30, 2017, an increase of 510,098 or 15%. The increase is principally due to more personnel costs incurred in 2018. As a percentage of revenues, our cost of revenue for the nine months ended September 30, 2018 and 2017 were 69% and 66%, respectively.

General and administrative expenses.  For the nine months ended September 30, 2018, we had general and administrative expenses of $1,112,549 as compared to $1,522,544 for the nine months ended September 30, 2017, a decrease of $409,995 or 27%. As a percentage of revenues, our general and administrative expenses for the nine months ended September 30, 2018 and 2017 were 22% and 29%, respectively. The decrease in dollars is principally due to decreases in professional fees.

Other income (expense).  For the nine months ended September 30, 2018, we had net other income of $13,527 as compared to net other expense of $58,160 for the nine months ended September 30, 2017, an increase of $71,687 or 123%. The increase is principally more realized investment income in 2018 and the dividend income receipted in 2018.

Net loss.  For the nine months ended September 30, 2018, we had net income of $519,393 as compared to a net income of $115,787 for the nine months ended September 30, 2017, an increase in net income of $403,606. The increase in net income is mainly due to the increase in revenue.

Liquidity and Capital Resources Operations

As of September 30, 2018, we had cash on hand of $488,365.

Operating activities. For the nine months ended September 30, 2018, we have cash provided by operating activities of $137,464 as compared to cash used in operating activities of $63,433 for the nine months ended September 30, 2017. The increase is principally due to changes in accounts receivable and deferred contract revenues.

Investing activities. For the nine months ended September 30, 2018, we used cash in investing activities of $171,604 as compared to cash used in investing activities of $159,650 for the nine months ended September 30, 2017. We purchased more property and equipment in 2018.

Financing activities. For the nine months ended September 30, 2018, we did not have any cash inflow or outflow from the financing activities as compared to $92,841 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we received capital contribution of $92,841.

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

Revenue Recognition

We sell our merchandise and services on both a preneed and at need basis.

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

Payment on at need contracts is generally due at the time the merchandise is delivered or the services are performed. For preneed contracts, payment generally occurs prior to our fulfillment of the performance obligations. Pursuant to the Taiwanese law, all or a portion of the proceeds from merchandise or services sold on a preneed basis may be required to be deposited into trust funds. When we receive payments from the customer, we deposit the amount required by law into the merchandise and service trusts and reclassify the corresponding amount from Deferred revenue, net into Deferred receipts held in trust. Amounts are withdrawn from the merchandise and service trusts when we fulfill the performance obligations. We defer investment earnings related to these merchandise and service trusts until the associated merchandise is delivered or services are performed. In addition, we are entitled to retain a portion of collected customer payments when a customer cancels a preneed contract; these amounts are also recognized in revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of September 30, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of September 30, 2018:

1.	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2.	inadequate segregation of duties consistent with control objectives;

3.	ineffective controls over period end financial disclosure and reporting processes; and

4.	lack of accounting personnel with adequate experience and training.

Management plans to:

1.	hire additional personnel with US GAAP and SEC financial reporting experience;

2.	engage third-party consultants to implement policies and procedures on internal control over financials reporting;

3.	search for a qualified individual to join the board and establish an audit committee to establish and monitor the internal controls.

Changes in Internal Control over Financial Reporting.

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 19, 2018	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

