Form 10-K
period 2018-12-31
KAOPU GROUP INC
filed 2019-04-16
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 333-194583

KAOPU GROUP, INC.

(Name of Registrant in its Charter)

Delaware	46-5011565
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

No.100-11, Sec. 1, Zhongqing Rd.,

North Dist., Taichung City 404,

Taiwan (R.O.C.)

(Address of Principal Executive Offices)

+ 852 58059452

(Registrant’s Telephone Number, including Area Code)

LONGBAU GROUP, INC.

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $39,506,667 based upon the latest known sale price of the quarter on March 5, 2018 of $5.00 per share.

As of April 12, 2019, there were 30,500,000 shares of common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import refer to Kaopu Group, Inc. and its subsidiaries.

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

On December 21, 2018 the Company amended its Certificate of Incorporation to change the Company’s name from “Longbau Group, Inc.” to “Kaopu Group, Inc.”

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

Stock Option Plan

As of December 31, 2018, we do not have any stock option plans.

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

We had a small consolidated net income of $73,626 and consolidated loss of $64,801 for the years ended December 31, 2018 and 2017, respectively, and we may continue to incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis. We currently have 50 employees, and our operation is expanding. We generated approximately $7.5 million revenues during the year ended December 31, 2018 and expect to generate more revenues in 2019 from insurance services.

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

	Fiscal Year Ended December 31, 2018
	Low	High
First Quarter ended March 31, 2018	$3.00	$6.50
Second Quarter ended June 30, 2018	$3.00	$6.50
Third Quarter ended September 30, 2018	$3.00	$6.50
Fourth Quarter ended December 31, 2018	$3.00	$6.50

	Fiscal Year Ended December 31, 2017
	Low	High
First Quarter ended March 31, 2017	$5.18	$5.18
Second Quarter ended June 30, 2017	$4.50	$4.50
Third Quarter ended September 30, 2017	$4.00	$4.00
Fourth Quarter ended December 31, 2017	$4.00	$4.00

(b)  Shareholders

On April 12, 2019, there were approximately 330 holders of record of our common stock.

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

(e)  Performance Graph

Not applicable.

(f)  Sale of Unregistered Securities

Not applicable.

5(b) Use of Proceeds

Not applicable.

5(c) Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the year ended December 31, 2018.

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

Results of Operations

For the years ended December 31, 2018 and 2017

Revenues.  For the year ended December 31, 2018, we generated revenues of $7,511,300 as compared to $7,573,353 for the year ended December 31, 2017, a decrease of $62,053 or 1%. Revenues from our funeral services segment decreased by $234,324 or 16% from $1,453,758 in 2017 to $1,219,434 in 2018. The decrease is principally due to reduced revenues from funeral event services. Revenues from our insurance segment increased by $172,271 or 3% from $6,119,595 in 2017 to $6,291,866 in 2018. The increase is principally due to increased volumes in sales of insurance contracts.

Cost of revenues. For the year ended December 31, 2018, our cost of revenues was $5,541,953 as compared to $5,791,325 for the year ended December 31, 2017, a decrease of $249,372 or 4%. The decrease is principally due to the decrease in costs incurred on funeral event services.

General and administrative expenses.  For the year ended December 31, 2018, we had general and administrative expenses of $1,767,490 as compared to $1,692,026 for the year ended December 31, 2017, an increase of $75,464 or 4%. As a percentage of revenues, our general and administrative expenses for the years ended December 31, 2018 and 2017 were 24% and 22% respectively. The increase in both dollars and percentage is due to increased spending on regulatory compliance.

Other income (expense).  For the year ended December 31, 2018, we had other expense of $12,898 as compared to $38,433 for the year ended December 31, 2017, a decrease of $25,535 or 66%. The decrease is principally due to lower realized and unrealized losses on our trust investments in 2018 as compared to 2017.

Net Income.  For the year ended December 31, 2018, we had a net income of $73,626 as compared to a net loss of $64,801 for the year ended December 31, 2017, an increase in net income of $138,427. The change in net income is due to higher margin we generated from our funeral services.

Liquidity and Capital Resources

As of December 31, 2018, we had cash on hand of $536,199.

Operating activities. For the year ended December 31, 2018, we generated cash from operating activities of $193,804 as compared to $324,639 for the year ended December 31, 2017. The decrease is principally due to changes in operating assets and liabilities.

Investing activities. For the year ended December 31, 2018, we used cash in investing activities of $18,413 as compared to $33,290 for the year ended December 31, 2017. The decrease is principally due to less purchases of property and equipment in 2018.

Financing activities. For the year ended December 31, 2018, we received cash advances of $10,633 from the related parties as compared to cash of $92,841 cash contributions from the related parties. In 2017, we also paid a cash dividend of $69,501. Net cash used in financing activities decreased from $205,913 in 2017 to $98,910 in 2018 primarily due to smaller repayments on our land purchase liability.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2018, are as follows:

	Less than	One to Three	More than
	One Year	Years	Three Years	Total

Other payable - land purchase	$853,470	$-	$-	$853,470
Leases	249,100	173,337	-	422,437

Total	$1,102,570	$173,337	$-	$1,275,907

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

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of December 31, 2018 and 2017, the Company had $942,138 and $955,866 of deferred commission costs, respectively.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have a material impact on its consolidated statements of operations. However, the Company does expect that the adoption of the standard will have an impact on its consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its financial statements and related disclosures, but does not expect this ASU to have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the provisions of the ASU but does not expect it to have a material effect on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Kaopu Group, Inc.

Taichung, Taiwan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Kaopu Group, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of operations and comprehensives loss, changes in shareholders’ equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2018, in conformity with generally accepted accounting principles.

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

Houston, Texas

April 16, 2019

Kaopu Group, Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$508,988	$564,561
Accounts receivable, net of allowance for doubtful accounts	939,736	840,250
Other receivables	-	44,097
Income tax receivable	2,507	29,373
Inventory	368,334	358,914
Prepaid expenses and other current assets	68,521	55,034
Total current assets	1,888,086	1,892,229

Property and equipment, net of accumulated depreciation	90,758	135,833
Deposit on purchase of land	2,049,797	1,941,101
Trust investments, restricted	6,556,072	6,214,890
Deferred commission cost	942,138	955,866
Deferred tax assets - noncurrent	177,413	153,320
Other assets	93,871	78,084

Total assets	$11,798,135	$11,371,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,578,865	$1,718,968
Accounts payable and accrued expenses - related parties	266,495	155,975
Income tax payable	67,695	40,636
Deferred revenues - current	97,773	92,588
Other payable - land purchase	853,470	963,043
Other payable - related party	10,663	-
Other payables	50,099	56,623
Total current liabilities	2,925,060	3,027,833
Deferred preneed contract revenues	8,385,402	7,942,772
Total liabilities	11,310,462	10,970,605

Commitment and contingencies

Stockholders' Equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,326,107
Legal capital reserve	97,608	87,342
Accumulated deficit	(943,235)	(1,006,595)
Accumulated other comprehensive loss	6,888	(6,441)
Total stockholders' equity	487,673	400,718

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,798,135	$11,371,323

The accompanying notes are an integral part of these consolidated financial statements.

Kaopu Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2018 and 2017

	2018	2017

Revenues	$7,511,300	$7,573,353

Operating expenses:
Cost of revenues	5,541,953	5,791,325
General and administrative	1,767,490	1,692,026
Depreciation and amortization	72,964	83,447
Total operating expense	7,382,407	7,566,798

Income from operations	128,893	6,555

Other income (expense):
Realized and unrealized investment losses, net	(84,741)	(98,709)
Other income	71,843	60,276
Total other expense	(12,898)	(38,433)

Income (loss) before provision for income taxes	115,995	(31,878)
Income tax expense	42,369	32,923

Net income (loss)	$73,626	$(64,801)

Other comprehensive loss:
Foreign currency translation loss	(13,329)	(4,899)
Total other comprehensive loss	(13,329)	(4,899)

Comprehensive income (loss)	$60,297	$(69,700)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Kaopu Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

			Additional			Other	Total
	Common Stock		Paid- in	Legal	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Income (Loss)	Equity

Balance, December 31, 2016	30,500,000	$305	$1,233,266	$78,651	$(863,602)	$(21)	$448,599

Legal capital reserve				8,691	(8,691)		-
Cash contributions			92,841				92,841
Cash dividend					(78,192)		(78,192)
Foreign currency translation loss					-	(6,420)	(6,420)
Net loss					(56,110)		(56,110)

Balance, December 31, 2017	30,500,000	305	1,326,107	87,342	(1,006,595)	(6,441)	400,718

Legal capital reserve				10,266	(10,266)		-
Foreign currency translation gain						13,329	13,329
Net income					73,626		73,626

Balance, December 31, 2018	30,500,000	$305	$1,326,107	$97,608	$(943,235)	$6,888	$487,673

The accompanying notes are an integral part of these consolidated financial statements.

Kaopu Group, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$73,626	$(64,801)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	72,964	83,447
Investment loss	84,741	98,709
Gain from sale of property and equipment	-	(647)
Deferred income tax	(24,093)	50,645
Changes in operating assets and liabilities:
Accounts receivable	(99,486)	60,737
Other receivables	-	(44,097)
Income tax	53,925	27,234
Inventory	(9,420)	112,832
Prepaid expenses, other current assets and other assets	14,823	(36,405)
Trust investments, restricted	(425,923)	(131,394)
Deferred commission cost	13,728	80,340
Accounts payable and accrued expenses	(146,627)	(123,321)
Accounts payable and accrued expenses - related parties	110,520	143,537
Deferred revenues	5,185	64
Deferred preneed contract revenues	442,630	67,759
Net cash from operating activities	166,593	324,639

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,413)	(34,587)
Proceeds from sale of property and equipment	-	1,297
Net cash used in investing activities	(18,413)	(33,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	10,663	-
Proceeds from cash contributions	-	92,841
Payment on liability for land purchase	(109,573)	(229,253)
Dividends	-	(69,501)
Net cash used in financing activities	(98,910)	(205,913)
Effect of exchange rate changes on cash and cash equivalents	(104,843)	(7,227)

Net change in cash and cash equivalents	(55,573)	78,209
Cash and cash equivalents, beginning of year	564,561	486,352
Cash and cash equivalents, end of year	$508,988	$564,561

Cash paid for:
Interest	$81,800	$78,517
Income tax	$38,882	$27,350

Non-cash investing and financing activities
Transfer from earnings to legal capital reserve	$10,266	$8,691

The accompanying notes are an integral part of these consolidated financial statements.

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 1 – Organization and Operations

Longbau Group, Inc. was incorporated in the State of Delaware on December 23, 2013. On December 21, 2018, Longbau Group, Inc. amended its Certificate of Incorporation to change the name from Kaopu Group, Inc. (the Company).

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

Foreign Currency Translation

The accounts of the Company are maintained in the Taiwanese $. The accounts of the Company are translated into US $ with the Taiwanese $ as the functional currency. All assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity transactions are translated at the historical rates, and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations and comprehensive gain (loss).

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

The following table details the exchange rates used for the respective periods:

	December 31, 2018	December 31, 2017

Year end: Taiwanese $ to US $	$0.0327	$0.0337
Average for the year: Taiwanese $ to US $	$0.0332	$0.0310

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

The Company provides merchandise return policy where customers who return the merchandises or cancel the contracts can receive full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowance for sales return is established based on management’s estimates of expected returns and historical experiences. As of December 31, 2018 and 2017, there were no allowance for uncollectible accounts receivable.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, accounts payable, accrued expenses, accounts payable and accrued expenses – related parties, the carrying amounts approximate their fair values due to their short maturities.

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

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

Property and Equipment, net

Property and equipment are originally recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Description	Years

Office equipment	3 - 5 years
Lease improvements	3 - 5 years

Patent

The Company capitalizes the acquisition cost of its patent and amortizes the capitalized patent costs over 14 years.

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2018 and 2017, respectively, there was no significant impairment of its long-lived assets.

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of December 31, 2018 and 2017, the Company had $942,138 and $955,866 of deferred commission costs, respectively.

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

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions as of December 31, 2018 and 2017.

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

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Taiwanese $. Accumulated translation income (loss) of $6,888 and $(6,441) at December 31, 2018 and 2017, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Our chief decision maker (“CODM”) is our Chief Executive Officer. Our CODM determines, in particular, resource allocation for, and monitors performance of the consolidated enterprise. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

Statement of Cash Flows

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accounting Standards Recently Adopted

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

We adopted the new standards on January 1, 2018 using the modified retrospective method. The timing of revenue recognition for our preneed contracts remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenue recognition policy.

Recent Accounting Standards

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. We adopted this new standard on January 1, 2019. Our initial evaluation of the current leases that we have does not indicate that the adoption of this standard will have a material impact on our consolidated statements of operations.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We adopted this new standard on January 1, 2019. The adoption of this new standard does not have an impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the provisions of the ASU but does not expect it to have a material effect on its consolidated financial statements.

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Subsequent Events

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 3 – Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net loss greater than cash generated from operating activities, has a working capital deficiency and substantial accumulated deficits and comprehensive loss that raise substantial doubt about its ability to continue as a going concern. Management's plans to address these issues are to achieve and maintain profitability which depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. Additionally, our controlling shareholders will continue to contribute capital if required as they did in 2018. Our plans also include raising substantial capital from share purchase agreement from outside entities.

Note 4 – Inventories

Inventories consisted of the following at December 31, 2018 and 2017:

	2018	2017

Raw materials	$117,293	$111,074
Finished goods	251,041	247,840

Total inventories	$368,334	$358,914

As of December 31, 2018 and 2017, there was no allowance for slow moving or obsolete inventory.

Note 5 – Property and Equipment, net

Property and equipment consisted of the following at December 31, 2018 and 2017:

	2018	2017
Depreciable property and equipment
Leasehold improvements	$150,732	$139,488
Office equipment	276,091	247,621

Total depreciable property and equipment	426,823	387,109
Less: accumulated depreciation	(336,065)	(251,276)

Property and equipment, net	$90,758	$135,833

Depreciation expense for the years ended December 31, 2018 and 2017 was $84,789 and $81,280, respectively.

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 6 – Trust Investments

The cost and market values associated with preneed contract trust investments at December 31, 2018 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	December 31. 2018	Losses	December 31. 2018

Cash and money market account	Level 1	$5,318,281	$-	$5,318,281
Mutual funds:
Debt securities	Level 1	1,367,355	(129,564)	1,237,791

Total		$6,685,636	$(129,564)	$6,556,072

The cost and market values associated with preneed contract trust investments at December 31, 2017 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	December 31. 2017	Losses	December 31. 2017

Cash and money market account	Level 1	$4,963,412	$-	$4,963,412
Mutual funds:
Debt securities	Level 1	1,269,567	(18,089)	1,251,478

Total		$6,232,979	$(18,089)	$6,214,890

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of December 31, 2018 and 2017.

Note 7 – Other Assets

The balance of other assets as of December 31, 2018 and 2017, consist of the following:

Description	2018	2017
Insurance deposits under the Taiwan Insurance Act	$65,727	$62,242
Patents, net of amortization of $6,009 and $5,815 as of December 31, 2018 and 2017, respectively	15,472	9,417
Other	12,672	6,425
Total	$93,871	$78,084

Amortization expense related to the patents for the years ended December 31, 2018 and 2017 amounted to $194 and $1,088, respectively.

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

Note 8 – Related Party Transactions

Sales

During the years ended December 31, 2018 and 2017, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $18,509 and $28,431, respectively.

Lease

During the years ended December 31, 2018 and 2017, the Company leased offices from the Company’s Chief Executive Officer and two directors. Total lease expense to the related parties during 2018 and 2017 were $9,334 and $67,989, respectively. As of December 31, 2018 and 2017, the Company had a lease deposit of approximately $6,088 and $5,600, respectively, held by the related parties.

Commission cost

During the years ended December 31, 2018 and 2017, the Company incurred $8,537 and $16,306 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2018 and 2017, amount payable to the affiliated company for commissions were $0 and $886, respectively.

Note 9 – Income Taxes

Longbau Group, Inc. and Longbau Group Limited had no operating profit to be taxed for the years ended December 31, 2018 and 2017.

Long Bao Life and Ho-Cheng Insurance are subject to income tax in Taiwan with an effective income tax rate of 20% and 17% for the years ended December 31, 2018 and 2017, respectively. Income tax expense for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017

Income tax provision - current	$42,760	$32,865
Income tax provision - deferred	(391)	58

Total income tax expense	$42,369	$32,923

The following table reconciles the statutory tax rate to Long Bao Life and Ho-Cheng Insurance’s effective tax rate for the years ended December 31, 2018 and 2017:

	2018	2017

Income tax expense computed at statutory rate	$23,199	$31,478
Prior year unpaid taxes	-	96
Changes in deferred taxes	24,093	58
Other	(4,923)	1,292

Total income tax expense	$42,369	$32,923

Capital gains or losses derived from the sale of securities are exempt from regular income tax assessment in Taiwan. Non-deductible expenses mainly included losses from the sale of securities of $39,295 and $47,501 for the years ended December 31, 2018 and 2017, respectively.

Significant components of the deferred tax assets and liabilities were as follows:

	2018	2017
Deferred tax assets (liabilities):
Deferred revenues	$211,294	$182,888
Deferred commission costs	(33,446)	(29,393)
Unrealized losses from trust investments	9,013	13,604
Expenses capitalized for tax purpose	(436)	(174)

Total	186,425	166,925
Less: valuation allowance	(9,012)	(13,605)

Deferred tax assets, net	177,413	153,320
Less: deferred tax assets - current	-	-

Deferred tax assets - noncurrent	$177,413	$153,320

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

Long Bao Life and Ho-Cheng Insurance’s tax returns are subject to annual compliance review by the taxing authorities in Taiwan. The taxing authorities have examined Long Bao Life’s and Ho-Cheng’s Income tax returns through 2016.

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

As of December 31, 2018, the Company had income tax payable of $65,188 and at December 31, 2017, the Company had income tax receivable of $29,373.

Note 10 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan (Currently 1.04% per annum). The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $83,204 and $87,454 for the years ended December 31, 2018 and 2017, respectively.

The Company leases several offices and vehicles from third parties. For the years ended December 31, 2018 and 2017, the Company recorded rent expenses of $261,352 and $270,758, respectively. Future minimum lease payments for non-cancellable operating leases are as follows:

For the year ending December 31,
2019	$249,100
2020	173,337
2021	-

Total	$422,437

Note 11 – Land Purchase Liability

The land purchase liability as of December 31, 2018 and 2017, consisted of the following:

Description	Taiwanese $	US$
Balance December 31, 2016	38,600,000	1,194,455
Payments made in 2017	(7,500,000)	(229,253)
Translation loss	-	(2,159)
Balance December 31, 2017	$31,100,000	$963,043
Payments made in 2017	(5,000,000)	(163,500)
Translation gain	-	53,927
Balance December 31, 2018	$26,100,000	$853,470

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

On December 30, 2014, the Company entered into a land purchase agreement with a third-party individual. Pursuant to the agreement, the Company agreed to purchase 1,296 square feet of land in Tauyuan, Taiwan for $2,047,020 (Taiwanese $62,600,000). The title of the land has been transferred to the Company with the ownership certificate held in escrow until the total purchase price is paid. The remaining balance of $853,470 (Taiwanese $26,100,000) payable shall be made when the Company has secured financing. The Company is currently seeking a loan from a commercial bank. The land is currently a collateral to a bank for the seller’s outstanding borrowing.

Note 12 – Equity

During the year ended December 31, 2017, Ho-Cheng received a capital contribution of $92,841 (Taiwanese $3,000,000) from one of its shareholder.

During the year ended December 31, 2017, the Company declared and paid dividend in the amount of $78,192.

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

Legal capital reserve may be used to offset a deficit or be distributed as dividends in cash or stocks for the portion in excess of 25% of the paid-in capital if the Company incurs no loss. During the years ended December 31, 2018 and 2017, the Company allocated $10,266 and $8,691, respectively, to its legal capital reserve account.

Note 13 – Concentrations

The Company maintains substantially all its cash with banks in Taiwan. Should any bank holding cash become insolvent, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to approximately $98,100 (Taiwanese $3,000,000) insured in a bank. As of December 31, 2018 and 2017, $438,099 and $400,287, respectively, of the Company’s cash and cash equivalents was not insured.

The Company purchased 100% of materials from one vendor for the year ended December 31, 2018 and 100% of materials from one vendor for the year ended December 31, 2017. As of December 31, 2018 and 2017, the amounts due to this verndor were $266,473 and $43,022, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

The Company received commissions from three and four major insurance carriers in 2018 and 2017, respectively, for the insurance segment. Each of the insurance carriers made up over 10% of the Company’s total revenues during 2018 and 2017. For the years ended December 31, 2018 and 2017, aggregated revenues generated from these carriers were $1,496,092 and $2,572,030, respectively.

Note 14 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the years ended December 31, 2018 and 2017 and as of December 31, 2018 and 2017:

Kaopu Group, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2018 and 2017

	For the years ended December 31,
	2018	2017
Revenues
Funeral services	$1,219,434	$1,453,758
Insurance	6,291,866	6,119,595
Consulting	-	-

Total revenues	$7,511,300	$7,573,353

Income (loss) from operations
Funeral services	$(29,623)	$21,186
Insurance	158,515	113,967
Consulting	-	(128,598)

Total income from operations	$128,892	$6,555

Net income (loss)
Funeral services	$(48,168)	$(21,566)
Insurance	121,794	85,361
Consulting	-	(128,596)

Total net income (loss)	$73,626	$(64,801)

	As of	As of
	December 31, 2018	December 31, 2017
Total assets
Funeral services	$10,215,481	$9,877,050
Insurance	1,482,862	1,483,623
Consulting	99,792	10,650

Total assets	$11,798,135	$11,371,323

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of December 31, 2018, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of December 31, 2018:

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

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fourth quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective due to the material weaknesses in our control environment and financial reporting process mentioned above.

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

Executive Officers and Directors

The following table sets forth, as of December 31, 2018, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Tsai Ko	53	Directors and Chief Executive Officer
Chih-Wei Huang	52	Director and Secretary
Tsung-Min Chang	59	Director and Business Manager
Yueh-Kuei Ko	49	Chief Financial Officer
Chung Der Wu	64	Director
Hsiang-Jen Cheng	61	Director
Chin-Shan Ko	52	Director

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

Mr. Hsiang-Jen Cheng currently serves as Chairmen of Chuanpu Insurance Broker Co., Ltd., Chairmen of Global International Insurance Agency Co., Ltd., and President of the Insurance Brokerage Association of Taiwan. Mr. Chen previously served as Senior Vice General Manager at TransGlobe Life Insurance, Inc. Mr. Chen received a Bachelor of Arts degree from the Department of Business Administration at the Fu Jen Catholic University. Mr. Chen was selected as a director because of his experience in the insurance industry.

Mr. Chin-Shan Ko founded Chao Yuon Co., Ltd. (“Chao Yuon”) in 1992. Chao Yuon mainly produces wire shelving, metal furniture and related products and provides OEM/ODM services. Chao Yuon has 70 employees and has a turn-over of $7 million. Chao Yuon’s clients includes AGA Marvel, YAMAZEN, IRIS OHYAMA, ParagonCare Group, Space Logic, TECHNIBILT. Chao Yuon also cooperates with the famous designer Peter Opsvik from Norway (Globle Concept). Chao Yuon was selected as a director because of his corporate management experience.

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

Name and principal position	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tsai Ko, Director and Chief Executive Officer	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Employment Agreements

We currently do not have any employment agreements with our executive officers.

Director Compensation

Our directors do not currently receive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 3, 2018, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our director and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 11F.-3, No.100, Sec. 1, Zhongqing Rd., North Dist., Taichung City 404, Taiwan (R.O.C.).

Title of Class	Name and Address of Beneficial Owner	Amount of Shares		Percent of Class (%) (1)
Officers and Directors
Common Stock	Tsai Ko Director/Chief Executive Officer	20,998,667	(2)	68.75
Common Stock	Chih-Wei Huang Director/Secretary	20,998,667	(2)	68.75
Common Stock	Tsung-Min Chang Director/ Business Manager	100,000		*
Common Stock	Yueh-Kuei Ko Chief Finance Officer	1,500,000		4.92
Common Stock	All executive officers and directors as a group	22,598,667	(2)	74.09

5% Beneficial Owners

Common Stock	Huang Tu, Fu Mei No.821, Sec. 2, Zhongshan Rd., Changhua City, Changhua County 500, Taiwan (R.O.C.)	1,567,000		5.14
Common Stock	Ming-ChingKo No.144, Xidi Rd., Shengang Township, Changhua County 509, Taiwan (R.O.C.)	1,531,917		5.02

* Less than one percent.

(1)	Based on 30,500,000 shares outstanding as of April 12, 2019.

(2)	Includes (i) 9,087,500 shares held by Tsai Ko (“Mr. Ko”), (ii) 3,112,250 shares held by Chih-Wei Huang, Mr. Ko’s wife, (iii) 1,567,000 shares held by Fu-Mei Huang Tu, Mr. Ko’s mother in law, (iv) 1,531,917 shares held by Ming-Ching Ko, Mr. Ko’s brother, (v) 1,500,000 shares held by Ho Yun Manage Ltd, controlled by Cheng-Hstung Chou, Mr. Ko’s brother in law, (vi) 1,500,000 shares held by Ho Cheng Management Co Limited, controlled by Yen-Yu Ko, Mr. Ko’s sister in law’s son, (vii) 1,200,000 shares held by Pei-Yu Ko, Mr. Ko’s sister, and (viii) 1,500,000 shares held by Yueh-Kuei Ko, Mr. Ko's sister. Tsai Ko and Chih-Wei Huang disclaim beneficial ownership described in items (iii) – (viii) above.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company does not currently have an insider transaction policy.

We have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

For the years ended December 31, 2018 and 2017, except for the transactions disclosed elsewhere in this document, we had not entered into any related party transactions and none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

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

Sales

During the years ended December 31, 2018 and 2017, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $18,509 and $28,431, respectively.

Lease

During the years ended December 31, 2018 and 2017, the Company leased offices from the Company’s Chief Executive Officer and two directors. Total lease expense to the related parties during 2018 and 2017 were $9,334 and $67,989, respectively. As of December 31, 2018 and 2017, the Company had a lease deposit of approximately $6,088 and $5,600, respectively, held by the related parties.

Commission cost

During the years ended December 31, 2018 and 2017, the Company incurred $8,537 and $16,306 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of December 31, 2018 and 2017, amount payable to the affiliated company for commissions were $0 and $886, respectively.

Director Independence

 The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NYSE Amex: Chung Der Wu and Hsiang-Jen Cheng.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by Thayer O’Neal Company, LLC for the fiscal years ended December 31, 2018 and 2017 are set forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

Thayer O’Neal Company, LLC	Fiscal Year 2018	Fiscal Year 2017
Audit Fees	$90,000	$23,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$90,000	$23,375

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

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

KAOPU GROUP, INC.

Date: April 16, 2019	By:	/s/ Tsai Ko
Tsai Ko, Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2019	By:	/s/ Yueh-Kuei Ko
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

/s/ Tsai Ko	Date: April 16, 2019
Tsai Ko
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Yueh-Kuei Ko	Date: April 16, 2019
Yueh-Kuei Ko
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Chih-Wei Huang	Date: April 16, 2019
Chih-Wei Huang
Director

/s/ Tsung-Min Chang	Date: April 16, 2019
Tsung-Min Chang
Director

/s/ Chung Der Wu	Date: April 16, 2019
Chung Der Wu
Director

/s/ Hsiang-Jen Cheng	Date: April 16, 2019
Hsiang-Jen Cheng
Director

/s/ Chin-Shan Ko	Date: April 16, 2019
Chin-Shan Ko
Director

