Form 10-Q
period 2019-03-31
KAOPU GROUP INC
filed 2019-05-20
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-194583

KAOPU GROUP, INC.

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of March 15, 2019, there are a total of 30,500,000 shares of common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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

3

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Kaopu Group, Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$341,386	$508,988
Accounts receivable, net of allowance for doubtful accounts	177,479	939,736
Income tax receivable	-	2,507
Inventory	363,817	368,334
Prepaid expenses and other current assets	26,917	68,521
Total current assets	909,599	1,888,086

Property and equipment, net of accumulated depreciation	80,393	90,758
Deposit on purchase of land	2,030,992	2,049,797
Trust investments, restricted	6,575,460	6,556,072
Deferred commission cost	921,595	942,138
Deferred tax assets - noncurrent	175,785	177,413
Other assets	92,158	93,871

Total assets	$10,785,982	$11,798,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$727,210	$1,578,865
Accounts payable and accrued expenses - related parties	285,741	266,495
Income tax payable	39,732	67,695
Deferred revenues - current	96,876	97,773
Other payable - land purchase	845,640	853,470
Other payable - related party	54,953	10,663
Other payables	35,154	50,099
Total current liabilities	2,085,306	2,925,060
Deferred preneed contract revenues	8,304,471	8,385,402
Total liabilities	10,389,777	11,310,462

Commitment and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,326,107
Legal capital reserve	97,608	97,608
Accumulated deficit	(1,025,898)	(943,235)
Accumulated other comprehensive loss	(1,917)	6,888
Total stockholders' equity	396,205	487,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,785,982	$11,798,135

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 1

Kaopu Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended of March 31, 2019 and 2019

(Unaudited)

	2019	2018

Revenues	$1,031,142	$1,296,850

Operating expenses:
Cost of revenues	821,385	883,536
General and administrative	329,132	366,402
Depreciation and amortization	9,863	22,736
Total operating expense	1,160,380	1,272,674

(Loss) income from operations	(129,238)	24,176

Other income (expense):
Realized and unrealized investment income (losses), net	42,400	(67,405)
Other income	4,176	40,328
Total other income (expense)	46,575	(27,077)

Loss before provision for income taxes	(82,663)	(2,901)
Income tax expense	-	8,188

Net loss	$(82,663)	$(11,089)

Other comprehensive income (loss):
Foreign currency translation income (loss)	(7,019)	127,472
Total other comprehensive income (loss)	(7,019)	127,472

Comprehensive (loss) income	$(89,682)	$116,383

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,500,000

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 2

Kaopu Group, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended of March 31, 2019

(Unaudited)

			Additional			Other	Total
	Common Stock		Paid- in	Legal	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Income (Loss)	Equity

Balance, December 31, 2018	30,500,000	$305	$1,326,107	$97,608	$(943,235)	$6,888	$487,673

Foreign currency translation loss						(8,805)	(8,805)
Net loss					(82,663)		(82,663)

Balance, March 31, 2019	30,500,000	$305	$1,326,107	$97,608	$(1,025,898)	$(1,917)	$396,205

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 3

Kaopu Group, Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,663)	$(11,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,863	22,736
Investment (income) loss	(42,400)	67,405
Deferred income tax	1,628	(17,102)
Changes in operating assets and liabilities:
Accounts receivable	762,257	604,456
Income tax	(25,456)	(19,260)
Inventory	4,517	(40,156)
Prepaid expenses, other current assets and other assets	43,316	(30,399)
Trust investments, restricted	23,012	(761,836)
Deferred commission cost	20,544	(70,654)
Other assets		1,758
Accounts payable and accrued expenses	(866,600)	(874,946)
Accounts payable and accrued expenses - related parties	19,246	38,154
Deferred revenues	(897)	10,328
Other payable	-	231,330
Deferred preneed contract revenues	(80,931)	822,911
Net cash used in operating activities	(214,564)	(26,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(240,875)
Net cash used in investing activities	-	(240,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	44,290	-
Proceeds from cash contributions	-	-
Payment on liability for land purchase	(7,830)	-
Dividends	-	-
Net cash provided by financing activities	36,460	-
Effect of exchange rate changes on cash and cash equivalents	10,502	137,754

Net change in cash and cash equivalents	(167,602)	(129,485)
Cash and cash equivalents, beginning of year	508,988	564,561
Cash and cash equivalents, end of year	$341,386	$435,076

Cash paid for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

Note 1 – Organization and Operations

Longbau Group, Inc. was incorporated in the State of Delaware on December 23, 2013. On December 21, 2018, Longbau Group, Inc. amended its Certificate of Incorporation to change the name to Kaopu Group, Inc. (the Company).

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

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

F – 5

Reclassification

To conform to the current-year presentation, certain amounts have been reclassified in the presentation of the prior-year financial statements. These reclassifications had no impact on the previously reported Consolidated Balance Sheet, Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

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

The following table details the exchange rates used for the respective periods:

	March 31, 2019	March 31, 2018	December 31, 2018

Period End: Taiwanese NTD to US $	0.0324	0.0340	0.0327
Average for the period: Taiwanese NTD to US $	0.0325	0.0320

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

The Company provides merchandise return policy where customers who return the merchandises or cancel the contracts can receive full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowance for sales return is established based on management’s estimates of expected returns and historical experiences. As of March 31, 2019 and December 31, 2018, there were no allowance for uncollectible accounts receivable.

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

F – 6

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

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of March 31, 2019 and December 31, 2018, there was no significant impairment of its long-lived assets.

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of March 31, 2019 and December 31, 2018, the Company had $921,595 and $942,138 of deferred commission costs, respectively.

F – 7

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions as of March 31, 2019 and December 31, 2018.

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

F – 8

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Taiwanese $. Accumulated translation income (loss) of $(1,917) and $6,888 at March31, 2019 and December 31, 2018, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Accounting Standards Recently Adopted

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) -Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date. The Company adopted this Standard effective January 1, 2019; there was no material impact on its financial statements..

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this Standard effective January 1, 2019; there was no material impact on its financial statements.

Recent Accounting Standards

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the provisions of the ASU but does not expect it to have a material effect on its consolidated financial statements.

F – 9

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

Subsequent Events

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 3 – Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a substantial working capital deficiency and substantial accumulated deficits and comprehensive loss that raise substantial doubt about its ability to continue as a going concern. Management's plans to address these issues are to achieve and maintain profitability which depends on the growth of our market share, the acceptance of our services by our customers, the competitiveness of our death care management consultant services, and our ability to control our costs and expenses. Additionally, our controlling shareholders will continue to contribute capital if required as they did in 2018 and 2017. Our plans also include raising substantial capital from share purchase agreement from outside entities.

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at March 31, 2019 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	March 31, 2019	Gain	March 31. 2019

Cash and money market account	Level 1	$2,039,351	$-	$2,039,351
Mutual funds:
Debt securities	Level 1	4,536,000	109	4,536,109

Total		$6,575,351	$109	$6,575,460

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of March 31, 2019 and December 31, 2018.

Note 5 – Related Party Transactions

Sales

During the three months ended March 31, 2019 and 2018, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $3,349 and $2,602, respectively.

Other payable

As of March 31, 2019 and December 31, 2018, the Company had a liability of $54,953 and $10,663, respectively, to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

F – 10

Lease

During the three months ended March 31, 2019 and 2018, the Company leased offices from the Company’s Chief Executive Officer. Total lease expense to the related parties during the three months ended March 31, 2019 and 2018 were $16,135 and $15,936, respectively.

Commission cost

During the three months ended March 31, 2019 and 2018, the Company incurred $833 and $140 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of March 31, 2019 and December 31, 2018, amount payable to the affiliated company for commissions were $0 and $0, respectively.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan (Currently 1.04% per annum). The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $22,057 and $20,057 for the three months ended March 31, 2019 and 2018, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018:

	For the three months ended March 31,
	2019	2018
Revenues
Funeral services	$138,880	$328,806
Insurance	892,262	968,044
Consulting	-	-

Total revenues	$1,031,142	$1,296,850

Income (loss) from operations
Funeral services	$(65,758)	$2,200
Insurance	(63,480)	45,297
Consulting	-	(23,322)

Total (loss) income from operations	$(129,238)	$24,175

Net income (loss)
Funeral services	$(19,183)	$(29,941)
Insurance	(63,480)	37,173
Consulting	-	(18,321)

Total net loss	$(82,663)	$(11,089)

F – 11

	As of	As of
	March 31, 2019	December 31, 2018
Total assets
Funeral services	$10,127,700	$10,215,481
Insurance	558,210	1,482,862
Consulting	110,072	99,792

Total assets	$10,785,982	$11,798,135

Note 8 – Subsequent Events

The Company has evaluated transactions and events form the balance sheet date through the date these financial statements are available for release and has determined there are no events and or transactions require disclosure as subsequent events.

F – 12

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

Results of Operations

For the three months ended March 31, 2019 and 2018

Revenues.  For the three months ended March 31, 2019, we generated revenues of $1,031,142 as compared to $1,296,850 for three months ended March 31, 2018, a decrease of $265,708 or 20%. The decrease is principally due us generating less revenues from our insurance business.

Cost of revenues. For the three months ended March 31, 2019, our cost of revenues was $821,385 as compared to $883,536 for the three months ended March 31, 2018, a decrease of $612,151 or 7%. The decrease is principally due to less commissions paid because of less revenues from our insurance business. As a percentage of revenues, our cost of revenue for the three months ended March 31, 2019 and 2018 were 80% and 68%, respectively.

General and administrative expenses. For the three months ended March 31, 2019, we had general and administrative expenses of $329,132 as compared to $366,402 for the three months ended March 31, 2018, a decrease of $37,270, or 10%. As a percentage of revenues, our general and administrative expenses for the three months ended March 31, 2019 and 2018 were 32% and 28%, respectively.

Other income (expense).  For the three months ended March 31, 2019, we had net other income of $46,575 as compared to net other loss of $27,077 for the three months ended March 31, 2018, an increase of $73,652. The difference is principally due the investment income of $42,400 recognized in 2019 versus in 2018 there was an investment loss of $67,405 realized.

Net loss.  For the three months ended March 31, 2019, we had net loss of $82,663 as compared to a net loss of $11,089 for the three months ended March 31, 2018, an increase in net loss of $71,574. The decrease is principally due us generating less revenues from our insurance business.

Liquidity and Capital Resources Operations

As of March 31, 2019, we had cash on hand of $341,386.

Operating activities. For the three months ended March 31, 2019, we used $214,564 in our operating activities as compared to cash used in operating activities of $26,364 for the three months ended March 31, 2018. The decrease is principally due to decreases in deferred preneed contract revenues.

Investing activities. For the three months ended March 31, 2019, we did not have any investing activities as compared to cash used in investing activities of $240,875 for the three months ended March 31, 2018 to purchase more property and equipment.

Financing activities. For the three months ended March 31, 2018, we did not have any cash inflow or outflow from the financing activities. For the three months ended March 31, 2019, we received advances form related parties in the amount of $44,290 and we paid $7,830 for the land purchase liability.

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

Accounting Standards Recently Adopted

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) -Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date. The Company adopted this Standard effective January 1, 2019.

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this Standard effective January 1, 2019; there was no material impact on its financial statements.

Recent Accounting Standards

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the provisions of the ASU but does not expect it to have a material effect on its consolidated financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of March 31, 2019, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of March 31, 2019:

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2019	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

