Form 10-Q
period 2019-06-30
KAOPU GROUP INC
filed 2019-08-21
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of August 19, 2019, there are a total of 30,500,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Kaopu Group, Inc.

Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$384,385	$508,988
Accounts receivable, net of allowance for doubtful accounts	110,007	939,736
Income tax receivable	-	2,507
Inventory	360,160	368,334
Prepaid expenses and other current assets	25,452	68,521
Total current assets	880,004	1,888,086

Property and equipment, net of accumulated depreciation	86,479	90,758
Deposit on purchase of land	2,024,723	2,049,797
Trust investments, restricted	6,600,176	6,556,072
Deferred commission cost	910,406	942,138
Deferred tax assets - noncurrent	175,243	177,413
Other assets	91,025	93,871

Total assets	$10,768,056	$11,798,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$642,705	$1,578,865
Accounts payable and accrued expenses - related parties	252,771	266,495
Income tax payable	39,641	67,695
Deferred revenues - current	96,577	97,773
Other payable - land purchase	843,030	853,470
Other payable - related party	79,751	10,663
Other payables	54,028	50,099
Total current liabilities	2,008,503	2,925,060
Deferred preneed contract revenues	8,280,214	8,385,402
Total liabilities	10,288,717	11,310,462

Commitment and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,326,107
Legal capital reserve	97,608	97,608
Accumulated deficit	(951,742)	(943,235)
Accumulated other comprehensive loss	7,061	6,888
Total stockholders' equity	479,339	487,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,768,056	$11,798,135

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 1

Kaopu Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

For the six months ended June 30, 2019 and 2018

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues	$1,860,640	$2,368,701	$2,891,782	$3,717,507

Operating expenses:
Cost of revenues	1,236,820	1,731,203	2,058,205	2,614,739
General and administrative	454,671	408,530	783,803	774,932
Depreciation and amortization	8,542	19,560	18,406	42,296
Total operating expense	1,700,033	2,159,293	2,860,414	3,431,967

Income from operations	160,607	209,408	31,368	285,540

Other income (expense):
Realized and unrealized investment losses, net	(2,129)	46,680	40,271	(20,725)
Other income	54,439	83,142	58,614	123,470
Total other income	52,310	129,822	98,885	102,745

Income (loss) before provision for income taxes	212,917	339,230	130,253	336,329
Income tax expense (benefit)	19,623	9,241	19,622	17,430

Net income (loss)	$193,294	$329,989	$110,631	$318,899

Other comprehensive income (loss):
Foreign currency translation gain (loss)	7,192	(114,673)	173	12,799
Total other comprehensive income (loss)	7,192	(114,673)	173	12,799

Comprehensive income	$200,486	$215,316	$110,804	$331,698

Net income per common share:
Basic and diluted	$0.01	$0.00	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,500,000	30,500,000	30,500,000

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 2

Kaopu Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended of June 30, 2019

(Unaudited)

			Additional			Other	Total
	Common Stock		Paid- in	Legal	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Income (Loss)	Equity
Balance, December 31, 2018	30,500,000	$305	$1,326,107	$97,608	$(943,235)	$6,888	$487,673

Cash dividend					(119,138)		(119,138)
Foreign currency translation gain						173	173
Net income					110,631		110,631

Balance, June 30, 2019	30,500,000	$305	$1,326,107	$97,608	$(951,742)	$7,061	$479,339

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 3

Kaopu Group, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,631	$318,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,406	21,444
Investment (income) loss	(40,271)	20,725
Deferred income tax	2,170	(10,677)
Changes in operating assets and liabilities:
Accounts receivable	829,728	168,966
Income tax	(25,547)	23,324
Inventory	8,174	(12,291)
Prepaid expenses, other current assets and other assets	45,916	(10,000)
Trust investments, restricted	(3,833)	(464,169)
Deferred commission cost	31,732	(16,438)
Other assets		33,607
Accounts payable and accrued expenses	(932,236)	(674,127)
Accounts payable and accrued expenses - related parties	(13,724)	27,495
Deferred revenues	(1,196)	6,082
Other payable	-	(81,060)
Deferred preneed contract revenues	(105,188)	499,299
Net cash provided by (used in) operating activities	(75,238)	13,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,025)	(131,503)
Net cash used in investing activities	(18,025)	(131,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	69,088	-
Dividends	(119,138)	-
Payment on liability for land purchase	(10,440)	-
Net cash used in financing activities	(60,490)	-
Effect of exchange rate changes on cash and cash equivalents	29,150	17,901

Net change in cash and cash equivalents	(124,603)	(100,402)
Cash and cash equivalents, beginning of year	508,988	564,561
Cash and cash equivalents, end of year	$384,385	$464,159

Cash paid for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F – 4

Kaopu Group, Inc.

Notes to Financial Statements

(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

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

The following table details the exchange rates used for the respective periods:

	June 30, 2019	June 30, 2018	December 31, 2018
Period End: Taiwanese NTD to US $	0.0323	0.0330	0.0327
Average for the period: Taiwanese NTD to US $	0.0325	0.0325

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

The Company provides merchandise return policy where customers who return the merchandises or cancel the contracts can receive full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowance for sales return is established based on management’s estimates of expected returns and historical experiences. As of June 30, 2019 and December 31, 2018, there were no allowance for uncollectible accounts receivable.

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

F – 6

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, trust investment, accounts payable, accrued expenses, accounts payable and accrued expenses – related parties, the carrying amounts approximate their fair values due to their short maturities.

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

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of June 30, 2019 and December 31, 2018, there was no significant impairment of its long-lived assets.

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of June 30, 2019 and December 31, 2018, the Company had $910,406 and $942,138 of deferred commission costs, respectively.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions as of June 30, 2019 and December 31, 2018.

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Taiwanese $. Accumulated translation income (loss) of $7,061 and $6,888 at June 30, 2019 and December 31, 2018, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at June 30, 2019 are detailed below:

	Fair Value			Fair Market
	Hierarchy	Cost at	Unrealized	Value at
	Level	June 30, 2019	Gain	June 30. 2019

Cash and money market account	Level 1	$531,071	$-	$531,071
Mutual funds:
Debt securities	Level 1	6,031,986	37,119	6,069,105

Total		$6,563,057	$37,119	$6,600,176

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of June 30, 2019 and December 31, 2018.

Note 5 – Related Party Transactions

Sales

During the six months ended June 30, 2019 and 2018, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $7,817 and $13,302, respectively.

Other payable

As of June 30, 2019 and December 31, 2018, the Company had a liability of $79,751 and $10,663, respectively, to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the six months ended June 30, 2019 and 2018, the Company leased offices from the Company’s Chief Executive Officer. Total lease expense to the related parties during the six months ended June 30, 2019 and 2018 were $41,080 and $42,742, respectively.

F – 10

Commission cost

During the six months ended June 30, 2019 and 2018, the Company incurred $867 and $3,672 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer. As of June 30, 2019 and December 31, 2018, amount payable to the affiliated company for commissions were $0 and $0, respectively.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan (Currently 1.04% per annum). The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $22,057 and $20,057 for the six months ended June 30, 2019 and 2018, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018:

	For the six months ended June 30,
	2019	2018
Revenues
Funeral services	$389,629	$716,305
Insurance	2,502,153	3,001,472

Total revenues	$2,891,782	$3,717,507

Income (loss) from operations
Funeral services	$(59,678)	$17,049
Insurance	91,046	259,519
Consulting	-	8,971

Total income from operations	$31,368	$285,539

Net income
Funeral services	$39,006	$66,718
Insurance	71,625	242,591
Consulting	-	9,590

Total net income	$110,631	$318,899

	As of	As of
	June 30, 2019	December 31, 2018
Total assets
Funeral services	$10,140,561	$10,215,481
Insurance	524,614	1,482,862
Consulting	102,881	99,792

Total assets	$10,768,056	$11,798,135

Note 8 – Subsequent Events

The Company has evaluated transactions and events form the balance sheet date through the date these financial statements are available for release and has determined there are no events and or transactions require disclosure as subsequent events.

F – 11

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

On December 21, 2018, the Company amended its Certificate of Incorporation to change the Company’s name from “Longbau Group, Inc.” to “Kaopu Group, Inc.”

Results of Operations

For the three months ended June 30, 2019 and 2018

Revenues.  For the three months ended June 30, 2019, we generated revenues of $1,860,640 as compared to $2,368,701 for three months ended June 30, 2018, a decrease of $508,061, or 21%. The decrease is principally due us generating less revenues from our insurance business.

Cost of revenues. For the three months ended June 30, 2019, our cost of revenues was $1,236,820 as compared to $1,731,203 for the three months ended June 30, 2018, a decrease of $494,383, or 29%. The decrease is principally due to less commissions paid because of less revenues from our insurance business. As a percentage of revenues, our cost of revenue for the three months ended June 30, 2019 and 2018 were 66% and 73%, respectively.

General and administrative expenses. For the three months ended June 30, 2019, we had general and administrative expenses of $454,671 as compared to $408,530 for the three months ended June 30, 2018, a increase of $46,141, or 11%. As a percentage of revenues, our general and administrative expenses for the three months ended June 30, 2019 and 2018 were 24% and 17%, respectively.

Other income (expense).  For the three months ended June 30, 2019, we had net other income of $52,310 as compared to net other income of $129,822 for the three months ended June 30, 2018, a decrease of $77,512, or 60%. The difference is principally due the investment loss of $2,129 recognized in 2019 versus in 2018 there was an investment income of $46,680 realized.

Net income.  For the three months ended June 30, 2019, we had net income of $193,294 as compared to a net income of $329,989 for the three months ended June 30, 2018, an decrease in net income of $136,695, or 41%. The decrease is principally due us generating less revenues from our insurance business.

For the six months ended June, 2019 and 2018

Revenues.  For the six months ended June 30, 2019, we generated revenues of $2,891,782 as compared to $3,717,507 for six months ended June 30, 2018, a decrease of $825,725, or 22%. The decrease is principally due us generating less revenues from our insurance business.

Cost of revenues. For the six months ended June 30, 2019, our cost of revenues was $2,058,205 as compared to $2,614,739 for the six months ended June 30, 2018, a decrease of $556,534, or 21%. The decrease is principally due to less commissions paid because of less revenues from our insurance business. As a percentage of revenues, our cost of revenue for the six months ended June 30, 2019 and 2018 were 71% and 70%, respectively.

General and administrative expenses. For the six months ended June 30, 2019, we had general and administrative expenses of $783,803 as compared to $774,932 for the six months ended June 30, 2018, an increase of $8,871, or 1%. As a percentage of revenues, our general and administrative expenses for the six months ended June 30, 2019 and 2018 were 27% and 21%, respectively.

Other income (expense).  For the six months ended June 30, 2019, we had net other income of $98,885 as compared to net other income of $102,745 for the six months ended June 30, 2018, a decrease of $3,860, or 3.8%.

Net loss.  For the six months ended June 30, 2019, we had net income of $110,631 as compared to a net income of $318,899 for the six months ended June 30, 2018, a decrease in net income of $208,268, or 65%. The decrease is principally due us generating less revenues from our insurance business.

Liquidity and Capital Resources Operations

As of June 30, 2019, we had cash on hand of $384,385.

Operating activities. For the six months ended June 30, 2019, we used $75,238 in our operating activities as compared to cash provided by operating activities of $13,200 for the six months ended June 30, 2018. The decrease is principally due to changes in deferred preneed contract revenues.

Investing activities. For the six months ended June 30, 2019, we used $18,025 in investing activities to purchase more property and equipment.as compared to cash used in investing activities of $131,503 for the six months ended June 30, 2018 to purchase more property and equipment.

Financing activities. For the six months ended June 30, 2018, we did not have any cash inflow or outflow from the financing activities. For the six months ended June 30, 2019, we received advances form related parties in the amount of $69,088 and we paid $10,440 for the land purchase liability. We also paid $119,138 cash dividends during the six months ended June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of June 30, 2019, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of June 30, 2019:

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

Changes in Internal Control over Financial Reporting.

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2019	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

