Form 10-Q
period 2019-09-30
KAOPU GROUP INC
filed 2019-11-20
CIK 1602706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

As of November 14, 2019, there are a total of 30,500,000 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4

Kaopu Group, Inc.

Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$232,742	$508,988
Accounts receivable, net of allowance for doubtful accounts	243,920	939,736
Income tax receivable	-	2,507
Inventory	325,870	368,334
Prepaid expenses and other current assets	105,362	68,521
Total current assets	907,894	1,888,086

Property and equipment, net of accumulated depreciation	78,513	90,758
Deposit on purchase of land	2,005,918	2,049,797
Trust investments, restricted	6,503,600	6,556,072
Deferred commission cost	893,016	942,138
Deferred tax assets - noncurrent	173,615	177,413
Other assets	96,992	93,871

Total assets	$10,659,548	$11,798,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$672,486	$1,578,865
Accounts payable and accrued expenses - related parties	254,582	266,495
Income tax payable	41,658	67,695
Deferred revenues - current	95,680	97,773
Other payable - land purchase	835,200	853,470
Other payable - related party	21,923	10,663
Other payables	42,268	50,099
Total current liabilities	1,963,797	2,925,060
Deferred preneed contract revenues	8,172,033	8,385,402
Total liabilities	10,135,830	11,310,462

Commitment and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 30,500,000 shares issued and outstanding	305	305
Additional paid-in capital	1,326,107	1,326,107
Legal capital reserve	97,608	97,608
Accumulated deficit	(897,771)	(943,235)
Accumulated other comprehensive income (loss)	(2,531)	6,888
Total stockholders' equity	523,718	487,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,659,548	$11,798,135

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 1

Kaopu Group, Inc.

Consolidated Statements of Income and Comprehensive Income

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues	$1,990,226	$1,945,781	$4,882,008	$5,663,288

Operating expenses:
Cost of revenues	1,579,773	1,317,927	3,637,978	3,932,666
General and administrative	321,851	337,617	1,105,654	1,112,549
Depreciation and amortization	7,792	31,940	26,198	74,236
Total operating expense	1,909,416	1,687,484	4,769,830	5,119,451

Income from operations	80,810	258,297	112,178	543,837

Other income:
Realized and unrealized investment gain (losses), net	23,946	1,479	64,217	(19,246)
Other (expense) income	(39,294)	(90,697)	19,320	32,773
Total other (expense) income	(15,348)	(89,218)	83,537	13,527

Income before provision for income taxes	65,462	169,079	195,715	557,364
Income tax expense	11,491	20,540	31,113	37,970

Net income	$53,971	$148,539	$164,602	$519,394

Other comprehensive income (loss):
Foreign currency translation loss	(10,332)	(20,906)	(10,159)	(8,107)
Total other comprehensive loss	(10,332)	(20,906)	(10,159)	(8,107)

Comprehensive income	$43,639	$127,633	$154,453	$511,287

Net income per common share:
Basic and diluted	$0.00	$0.01	$0.01	$0.02

Weighted average number of common shares outstanding:
Basic and diluted	30,500,000	30,500,000	30,500,000	30,500,000

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 2

Kaopu Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended of September 30, 2019 and 2018

(Unaudited)

			Additional			Other	Total
	Common Stock		Paid- in	Legal	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Income (Loss)	Equity
Balance, December 31, 2018	30,500,000	$305	$1,326,107	$97,608	$(943,235)	$6,888	$487,673

Cash dividend					(119,138)		(119,138)
Foreign currency translation gain						(9,419)	(9,419)
Net income					164,602		164,602

Balance, September 30, 2019	30,500,000	$305	$1,326,107	$97,608	$(897,771)	$(2,531)	$523,718

			Additional			Other	Total
	Common Stock		Paid- in	Legal	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	Deficit	Income (Loss)	Equity
Balance, December 31, 2017	30,500,000	$305	$1,326,107	$87,342	$(1,006,595)	$(6,441)	$400,718

Foreign currency translation gain						(42,054)	(42,054)
Net income					519,394		519,394

Balance, September 30, 2018	30,500,000	$305	$1,326,107	$87,342	$(487,201)	$(48,495)	$878,058

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

F – 3

Kaopu Group, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$164,602	$519,394
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,198	74,236
Investment (income) loss	(52,961)	18,950
Deferred income tax	3,798	(11,480)
Changes in operating assets and liabilities:
Accounts receivable	695,816	68,071
Income tax	(23,530)	27,956
Inventory	42,464	(22,152)
Prepaid expenses, other current assets and other assets	(39,962)	(20,745)
Trust investments, restricted	105,433	(394,919)
Deferred commission cost	49,122	4,073
Other assets		39,940
Accounts payable and accrued expenses	(914,210)	(703,213)
Accounts payable and accrued expenses - related parties	(11,913)	26,688
Deferred revenues	(2,093)	28,894
Other payable	-	45,505
Deferred preneed contract revenues	(213,368)	436,266
Net cash provided by (used in) operating activities	(170,604)	137,464

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,025)	(171,604)
Net cash used in investing activities	(18,025)	(171,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	11,260	-
Dividends	(119,138)	-
Payment on liability for land purchase	(18,270)	-
Net cash used in financing activities	(126,148)	-
Effect of exchange rate changes on cash and cash equivalents	38,531	(42,056)

Net change in cash and cash equivalents	(276,246)	(76,196)
Cash and cash equivalents, beginning of period	508,988	564,561
Cash and cash equivalents, end of period	$232,742	$488,365

Cash paid for:
Interest	$59,418	$64,370
Income tax	$68,020	$37,012

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

Note 2 – Summary of Significant Accounting Policies

Interim financial statements

The accompanying Consolidated Balance Sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosure are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements contained in the Company's 2018 Annual Report on Form 10-K, and it is suggested that these consolidated financial statements be read in conjunction therewith.

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

The following table details the exchange rates used for the respective periods:

	September 30, 2019	September 30, 2018	December 31, 2018
Period End: Taiwanese NTD to US $	0.0320	0.0330	0.0327
Average for the period: Taiwanese NTD to US $	0.0325	0.0330

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

The Company provides merchandise return policy where customers who return the merchandises or cancel the contracts can receive full refund or partial refund of the amount paid within 180 days from date of purchase and contracts. Allowance for sales return is established based on management’s estimates of expected returns and historical experiences. As of September 30, 2019 and December 31, 2018, there were no allowance for uncollectible accounts receivable.

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

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2019 and December 31, 2018, there was no significant impairment of its long-lived assets.

Deferred Commission Costs

The Company defers certain direct costs related to the acquisition of new preneed contracts. Such costs are expensed as the revenues are recognized. As of September 30, 2019 and December 31, 2018, the Company had $893,016 and $942,138 of deferred commission costs, respectively.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no uncertain tax positions as of September 30, 2019 and December 31, 2018.

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

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Taiwanese $. Accumulated translation income (loss) of ($2,531) and $6,888 at September 30, 2019 and December 31, 2018, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

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

Note 4 – Trust Investments

The cost and market values associated with preneed contract trust investments at September 30, 2019 are detailed below:

				Fair Market
	Fair Value	Cost at		Value at
	Hierarchy Level	September 30, 2019	Unrealized Gain	September 30. 2019
Cash and money market account	Level 1	$710,792	$-	$710,792
Mutual funds:
Debt securities	Level 1	5,764,393	28,415	5,792,808

Total		$6,475,185	$28,415	$6,503,600

Where quoted prices are available in an active market, investments held by the trust are classified as Level 1 investments pursuant to the three-level valuation hierarchy. The Company’s Level 1 investments include cash and money market accounts and mutual funds. There are no Level 2 and Level 3 investments in the Company’s trust portfolio as of September 30, 2019 and December 31, 2018.

Note 5 – Related Party Transactions

Sales

During the nine months ended September 30, 2019 and 2018, the Company’s Chief Executive Officer, affiliated and family members purchased certain products from the Company for $9,586 and $14,754, respectively.

Other payable

As of September 30, 2019 and December 31, 2018, the Company had a liability of $21,923 and $10,663, respectively, to its Chief Executive Officer for short-term borrowings. The liability is non-interest bearing and are payable on demand.

Lease

During the nine months ended September 30, 2019 and 2018, the Company leased offices from the Company’s Chief Executive Officer. Total lease expense to the related parties during the nine months ended September 30, 2019 and 2018 were $60,918 and $59,625, respectively.

F – 10

Commission cost

During the nine months ended September 30, 2019 and 2018, the Company incurred $884 and $5,432 of commission costs to a company controlled by a family member of the Company’s Chief Executive Officer.

Note 6 – Commitments and Contingencies

Pursuant to the preneed contracts with the customers, the Company agreed to pay interest starting from the date that the full contract price is collected by the Company. The interest is calculated based on 80% of the contract price at a rate of 5% per annum for contracts entered in or prior to February 2009 and based on 100% of the contract price at a rate of 2.37% per annum for contracts entered after February 2009 but before February 2011. Starting from March 2011, interest is calculated based on 100% of the contract price at the one-year certified deposit rate of postal service announced by the Chunghwa Post Co., Ltd. in Taiwan (Currently 1.04% per annum). The interest is paid annually and included in cost of revenues in the statement of operations. Interest expense related to the preneed contracts were $24,205 and $47,180 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7 – Segment Reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has three reportable segments: Long Bao Life that mainly sells funeral services products; Ho-Cheng Insurance that is an insurance broker; and Longbau Taiwan and Long Group, Inc. that provides consulting services. The following tables summarize the Company’s segment information for the nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018:

	For the nine months ended September 30,
	2019	2018
Revenues
Funeral services	$652,874	$1,006,048
Insurance	4,229,134	4,657,240

Total revenues	$4,882,008	$5,663,288

Income (loss) from operations
Funeral services	$(33,199)	$65,071
Insurance	145,377	510,199
Consulting	-	(31,433)

Total income from operations	$112,178	$543,837

Net income
Funeral services	$54,454	$90,279
Insurance	110,148	459,944
Consulting	-	(30,829)

Total net income	$164,602	$519,394

	As of	As of
	September 30, 2019	December 31, 2018
Total assets
Funeral services	$9,967,082	$10,215,481
Insurance	564,925	1,482,862
Consulting	127,541	99,792

Total assets	$10,659,548	$11,798,135

Note 8 – Subsequent Events

The Company has evaluated transactions and events form the balance sheet date through the date these financial statements are available for release and has determined there are no events and or transactions require disclosure as subsequent events.

F – 11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion should be read in conjunction with our consolidated audited financial statements and related notes for our fiscal year ended December 31, 2018 found in our Annual Report on Form 10-K and in conjunction with the consolidated unaudited financial statements and related notes found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Corporate History

Kaopu Group, Inc. was incorporated on December 23, 2013 under the laws of the state of Delaware and under the name Longbau Group, Inc.

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

The Company is authorized to issue 100,0000,000 shares of common stock, with par value of $0.00001 per share. On February 24, 2014, the Company issued 30,000,000 shares of its common stock to several non-U.S. investors in consideration for their cash investment of $150,000 in the Company. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

On December 29, 2016, the Company issued 500,000 shares of its common stock to several non-U.S. investors in consideration for the 100% of the ownership of Long Bau Life and Ho-Cheng Insurance. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

Current Business

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

Results of Operations

For the three months ended September 30, 2019 and 2018

Revenues.  For the three months ended September 30, 2019, we generated revenues of $1,990,226 as compared to $1,945,781 for three months ended September 30, 2018, an increase of $44,445, or 2%. The increase is principally due us generating more revenues from our insurance business.

Cost of revenues. For the three months ended September 30, 2019, our cost of revenues was $1,579,773 as compared to $1,317,927 for the three months ended September 30, 2018, an increase of $261,846, or 20%. The increase is principally due to more commissions paid as a result of more revenues from our insurance business. As a percentage of revenues, our cost of revenue for the three months ended September 30, 2019 and 2018 were 79% and 68%, respectively.

General and administrative expenses. For the three months ended September 30, 2019, we had general and administrative expenses of $321,851 as compared to $337,617 for the three months ended September 30, 2018, a increase of $36,190, or 13%. As a percentage of revenues, our general and administrative expenses for the three months ended September 30, 2019 and 2018 were 16% and 15%, respectively.

Other income (expense).  For the three months ended September 30, 2019, we had net other expense of $15,348 as compared to net other expense of $89,218 for the three months ended September 30, 2018, a decrease of expense by $73,870, or 83%.

Net income.  For the three months ended September 30, 2019, we had net income of $53,971 as compared to a net income of $200,495 for the three months ended September 30, 2018, a decrease in net income of $146,524, or 73%. The decrease is principally due to higher commission costs in our insurance business.

For the nine months ended September 30, 2019 and 2018

Revenues.  For the nine months ended September 30, 2019, we generated revenues of $4,882,008 as compared to $5,663,288 for nine months ended September 30, 2018, a decrease of $781,280, or 14%. The decrease is principally due us generating less revenues from our funeral business.

Cost of revenues. For the nine months ended September 30, 2019, our cost of revenues was $3,637,978 as compared to $3,932,666 for the nine months ended September 30, 2018, a decrease of $294,688, or 7%. The decrease is principally due to less costs incurred from our funeral business. As a percentage of revenues, our cost of revenue for the nine months ended September 30, 2019 and 2018 were 75% and 69%, respectively.

General and administrative expenses. For the nine months ended September 30, 2019, we had general and administrative expenses of $1,105,654 as compared to $1,112,549 for the nine months ended September 30, 2018, a decrease of $6,895, or 1%. As a percentage of revenues, our general and administrative expenses for the nine months ended September 30, 2019 and 2018 were 23% and 20%, respectively.

Other income (expense).  For the nine months ended September 30, 2019, we had net other income of $83,537 as compared to net other income of $13,527 for the nine months ended September 30, 2018, an increase of $70,010, or 518%.

Net income.  For the nine months ended September 30, 2019, we had net income of $164,602 as compared to a net income of $519,394 for the nine months ended September 30, 2018, a decrease in net income of $354,792, or 68%. The decrease is principally due us generating less revenues from our insurance business.

Liquidity and Capital Resources Operations

As of September 30, 2019, we had cash on hand of $232,742.

Operating activities. For the nine months ended September 30, 2019, we used $170,604 in our operating activities as compared to cash provided by operating activities of $137,464 for the nine months ended September 30, 2018. The decrease is principally due to changes in deferred preneed contract revenues.

Investing activities. For the nine months ended September 30, 2019, we used $18,025 in investing activities to purchase more property and equipment.as compared to cash used in investing activities of $171,604 for the nine months ended September 30, 2018 to purchase more property and equipment.

Financing activities. For the nine months ended September 30, 2018, we did not have any cash inflow or outflow from the financing activities. For the nine months ended September 30, 2019, we received advances form related parties in the amount of $11,260 and we paid $18,270 for the land purchase liability. We also paid $119,138 cash dividends during the nine months ended September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Tsai Ko, our Chief Executive Officer and Yueh-Kuei Ko, the Company’s Chief Financial Officer, concluded that as of September 30, 2019, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process consisting of the following as of September 30, 2019:

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

Changes in Internal Control over Financial Reporting.

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2019	By:	/s/ Tsai Ko
	Name:	Tsai Ko
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Yueh-Kuei Ko
	Name:	Yueh-Kuei Ko
	Its:	Chief Financial Officer
(Principal Financial Officer)

